Form 10-K/A
period 1994-12-31
NORTH LILY MINING CO
filed 1995-04-19
CIK 72655

IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS FORM 10-K/A IS BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.


                                  FORM 1O-K/A
                                Amendment No. 1


                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.    20549

             X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ----- SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the Fiscal Year ended:         December 31, 1994
                            ----------------------------------------------------
Commission file number             0-16740
                        --------------------------------------------------------

                           NORTH LILY MINING COMPANY
                           -------------------------
             (Exact name of registrant as specified in its charter)

               Utah                                       87-0159350
- -------------------------------------       ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
 incorporation or organization

210 - 1800 Glenarm Place, Denver,  Colorado, 80202                      80202
- ---------------------------------------------------                 ------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number,  including area code:  (303) 294-0427
                                                     ----------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
    Common Stock $.10 par value                          None
- ------------------------------------   -----------------------------------------


          Securities registered pursuant to section 12(g) of the Act:
                                      N/A
              ---------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                   Yes   X                  No
                      -------                 -------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1995: $4,361,010
                                 ------------

Number of shares outstanding of registrant's common stock, $.10 par value, as of March 24, 1995: 23,276,012
                ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K[ ].


Exhibit index on consecutive page 34                       Page 1 of 36 pages

                                     INDEX
                                     -----

                                     PART I
                                     ------

                                                                Page

Item 1.    Business                                                3

Item 2.    Properties                                              8

Item 3.    Legal Proceedings                                      16

Item 4.    Submission of Matters to a Vote of Security Holders    17
                                    PART II
                                    -------
Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters                            18

Item 6.    Selected Financial Data                                19

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    19

Item 8.    Financial Statements and Supplementary Data            27

Item 9.    Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure                 27
                                    PART III
                                    --------
Item 10.   Directors and Executive Officers of the Registrant     28

Item 11.   Executive Compensation                                 29

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                         32

Item 13.   Certain Relationships and Related Transactions         33
                                     PART IV
                                     -------
Item 14.   Exhibits, Financial Statements Schedules and Reports
           on Form 8-K                                            34

                                     PART 1

Item 1.    BUSINESS
           --------

General and Historical Background
- ---------------------------------

North Lily Mining Company ("North Lily") was incorporated in Utah in 1916 and was a subsidiary of Anaconda Company from 1925 until 1949. During this period, the Company produced gold, silver, lead, zinc and copper from the North Lily Mine in the Tintic Mining District, Utah. From 1949 to 1987, the Company was primarily engaged in the acquisition, exploration, and development of mining properties. From 1988 to 1991, a Company subsidiary, International Mahogany Corp. ("Mahogany"), a Canadian publicly-traded mining company listed on the Toronto Stock Exchange, jointly with International Corona (Mahogany had a 70% working interest), placed the Jolu Mine in Northern Saskatchewan, Canada, into production and produced approximately 204,000 ounces of gold. In 1991, the Company and Mahogany acquired the Tuina copper property in Chile, South America. Since 1991, the Company and Mahogany have jointly been developing the Tuina copper project. The Company and Mahogany have also operated a small heap leach tailing recovery operation in Utah which has produced approximately 33,000 ounces of gold and gold equivalent since 1988, and is now in the reclamation stage.

By way of a letter agreement dated August 6, 1993, North Lily sold to Baja Gold, Inc. ("Baja"), a Canadian publicly-traded precious metals exploration and development company listed on the Toronto and Vancouver Stock Exchanges, North Lily's equity investment in Mahogany, consisting of 4,114,958 Class B subordinate voting shares and 150,000 Class A common shares of Mahogany (in aggregate representing an approximate 25% equity and 60% voting interest). Consideration received from Baja included: cash of $500,000; a note issued by Baja in the amount of $500,000, which was sold at face value on December 22, 1993 to reduce amounts owing to Mahogany; and 650,000 common shares of Baja, valued, for financial statement purposes, at $680,000, based on the August 6, 1993 closing stock market price of Baja. As a result of the Company selling its equity interest in Mahogany, Mahogany's financial statements are no longer consolidated with those of the Company.

In September 1993, as a result of a change in corporate management, the Company's corporate head office moved to Scottsdale, Arizona. In May 1994, as a result of a further change in corporate management, the Company's corporate head office moved to Denver, Colorado.

At December 31, 1994, North Lily had the following subsidiaries and affiliates:

     Ashdown Gold Mines, Inc., a Nevada Corporation, 100% (inactive).
     CRI - Montana Division, a Georgia corporation, 100% (inactive). Cumberland Mining Corporation, a Georgia corporation, 100% (inactive). Hayward Mining Corporation, a Colorado corporation, 100% (inactive). Minera Northern Resources S.A. ("Northern"), a Chilean limited liability company, 100% (active).
     Tenhard Resources, Inc., a Montana corporation, 100% (inactive). Defender Mining and Milling Corporation, a Utah corporation, 86.10% (inactive).
     Middle Swansea Mining Company, a Utah corporation, 86.01% (inactive). Compania Minera Phoenix S.A., ("Phoenix") (formerly Compania Minera San Martin S.A.), a Chilean limited liability company, 50% owned by Northern (active).
     Minera San Lorenzo Limitada ("San Lorenzo"), a Chilean limited liability company, 50% owned by Northern (inactive).

North Lily and its subsidiaries are collectively referred to as "the Company".

Throughout this report, unless otherwise specified, all dollar amounts refer to U.S. dollars.

From time to time management has written off certain costs associated with various properties when it has become apparent that such costs would not be recoverable. Management believes that the financial statements included herein reflect capitalized costs (under Mineral Properties) that can be recovered and that no further write-downs are necessary at this time.

The Company has a number of mineral properties in two countries; the United States and Chile. The Company has interests in various gold projects in the United States and, as at December 31, 1994, a 50% equity interest in a copper project in Chile. Historically, the Company's principal mineral target has been gold.

On April 12, 1995, the Company and Mahogany concluded an agreement on the restructuring of the ownership interests of the Tuina project. In settlement of the Company's outstanding debt to Mahogany of $683,979, the Company has reduced its effective interest in the Tuina project from 50% to 41%. The agreement also contains provisions in which the Company may be required to further reduce its interest in the Tuina project and, in certain circumstances, recapture the interest relinquished. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

North Lily's common shares traded on the over-the-counter market for approximately 60 years and, beginning in May of 1985, were included in the National Association of Securities Dealers, Inc. system (NASDAQ Symbol: NLMC).

Financial Information About Industry Segments
- ---------------------------------------------

The Company and its subsidiaries are primarily engaged in the gold, silver and copper business. (See Note 16 of Notes to Consolidated Financial Statements).

Sales and Marketing
- -------------------

Gold, silver and copper can be readily sold on numerous markets throughout the world and it is not difficult to ascertain the market price for such metals at any particular time.

The Company's 50% owned Silver City mine produced gold and silver ore which was processed at Handy & Harman refineries, and then sold to precious metal traders on a competitive basis. There are numerous refineries to which the Company's ore can be sold, and consequently, the loss of this outlet would not affect the Company. The Silver City mine ceased mining operations in February, 1993. Residual gold leaching continued during 1993 and the reclamation process was implemented in 1994.

The Company's 50% owned Tuina mine produced copper precipitate which was transported from Chile, South America and sold in the United States to a metal trader on a competitive basis. The number of companies willing to purchase copper precipitates is limited. The Company had an agreement with Metals Concentrates International Inc. ("MCII") to purchase its copper precipitate for 1993. Operations at the Tuina mine were suspended in 1993 due to high transport, refining and treatment charges and reduced copper prices. As a result, the agreement with MCII was terminated. The Company does not plan to resume production of copper precipitates and has determined the most effective production process for the Tuina property is a solvent extraction/electrowinning process ("SX/EW"). An SX/EW production process would allow the Company to manufacture cathode copper at the mine site with significantly reduced operating costs. In addition cathode copper is more readily marketable and the marketing costs for this product are also significantly lower. In order for the Company to produce copper utilizing the SX/EW process, an SX/EW plant is required to be constructed at the mine site.

Foreign Investment in Chile
- ---------------------------

Any investment in Chile in excess of U.S. $10,000 must enter the country through the Official Foreign Exchange Market, either under Chapter XIV of the Compendium of Foreign Exchange regulations of the Central Bank or under Decree Law 600 (D.L. 600), the Foreign Investment Statute. Both laws guarantee access by foreign investors to the Official Foreign Exchange Market in order to repatriate capital and profits. The following is a brief summary of the significant aspects of these laws.

Chapter XIV

1. The minimum investment amount is U.S. $10,000. Each remittance or investment must be separately registered and approved by the Central Bank of Chile.

2. The investment may enter the country and be valued in freely convertible foreign currency or in credits.

3. The capital invested may be repatriated after 36 months from the date of entrance into the country. Profits arising from the investment may be exported at any time.

4. The general tax regime described in Government Regulations below is applicable.

5. In order to repatriate invested capital and/or profits from the investment, the petitioner must deposit the equivalent in local currency at a Chilean bank and must obtain the prior approval of the Central Bank. An affidavit must be sworn attesting that the local currency used originates exclusively from the business to which the original investment was made or from the sale or liquidation of the original investment. Corresponding taxes must have previously been paid.

D.L. 600

1. The minimum investment amount is U.S. $25,000. After the approval of the Foreign Investment Committee, a contract is entered into between the investor and the State of Chile. Thereafter remittances or investments may be made under the contract and each individual remittance need not be registered.

2. The investment may enter the country and be valued in:

   -  freely convertible foreign currency,
   -  tangible assets,
   -  credits,
   -  capitalization of foreign loans and debts, or
   -  capitalization of profits qualifying for remittance aboard.

3. The capital invested may be repatriated after 12 months have elapsed from the date of entrance into the country. Profits arising from the investment may be remitted any time.

4. Foreign investors have the right to elect to be subject to taxation at a fixed overall income tax rate of 42% on taxable income for a 10 year term which may be extended up to 20 years for projects in excess of U.S. $50,000,000 in the manufacturing and extractive industries. Out of the overall rate 15% First Category Tax is payable annually on accrued taxable income. An additional tax of 27% is payable on dividends or distributed profits.

   The investor may waive this right and become subject to the general taxation regime described below in Government Regulations.

5. In order to repatriate capital contributions and/or profits, the petitioner must deposit the equivalent in local currency at a Chilean bank and obtain the prior approval of the Central Bank. An affidavit must be sworn attesting that the local currency used originates exclusively from the business to which the original investment was made or from the sale or liquidation of the original investment. Corresponding taxes must have previously been paid.

To date all of the Company's investment in Chile has been made via D.L. 600.

Government Regulations
- ----------------------

The Company's mining, processing and exploration activities are subject to various laws governing the protection of the environment, prospecting, development, production, exports, taxes, labour standards, occupational health, waste disposal, toxic substances, mine safety and other matters. Mining operations and exploration activities are also subject to substantial regulation under these laws by governmental agencies.

Failure to comply with applicable laws and regulations may result in orders being issued that may cause operations to cease or be curtailed or may require installation of additional equipment. Violators may be required to compensate those suffering loss or damage by reason of violations and may be fined if convicted of an offense under such legislation.

The Company believes it is in compliance with all material laws and regulations applicable to it or its operations. Additional legislation or amendments may be proposed from time to time that might affect the Company's business.

The Company is unable to predict in advance which proposals may be enacted or their effective dates. Such changes could, however, require increased capital or operating expenditures or both, and could prevent or delay certain operations by the Company.

Outlined below are some of the more significant aspects of governmental controls and regulations which materially affect the Company.

In the United States the Company is subject to federal and state income taxes, state and local franchise taxes, personal property taxes and state severance taxes. State severance taxes vary between the states and within a single state. The amount of the tax, based on a percentage of the value of the mineral being extracted, may vary from mineral to mineral. Operations are subject to taxation by each locality in which mineral properties are owned or business is done. Because many state and local tax laws are not uniform, the Company runs a risk of double taxation on portions of its income by various jurisdictions. This may adversely effect earnings, if any.

In Chile the Company is subject to income taxes on earnings, if any. A "first category" tax rate of 15% is applied on taxable income.

Amounts distributed from Chile to non-residents are subject to an additional tax of 35%, against which the "first category" corporate tax may be credited. The current combined effect of these taxes on distributed income for non-residents is an effective tax rate of 35%. There are no taxes on the value of the mineral being extracted. There are also some minor municipal taxes.

Environmental Regulations
- -------------------------

UNITED STATES

Legislation and implementing regulations adopted or proposed by the United States Environmental Protection Agency, the Bureau of Land Management ("BLM") and comparable agencies in various states directly and indirectly affect the mining industry in the United States. These laws and regulations address potential contamination of air, soil and water from mining operations. In particular, legislation such as the Federal Water Pollution Control Act, the Comprehensive Environmental Response and the Compensation and Liability Act impose effluent standards, new source performance standards, air quality and emission standards, waste disposal requirements and other requirements with respect to present, and in some cases past mining and mineral processing, including gold mining.

U.S. mine operators must comply with the Federal Mine Safety and Health Act, which is enforced by the Mine Safety and Health Administration ("MSHA"), an agency within the Department of Labour. All mines, both underground and surface, are subject to inspections by MSHA. The Occupational Safety and Health Administration also has jurisdiction over safety and health standards not covered by the Federal Mine Safety and Health Act, although there are areas where the authority of both administrative agencies overlap.

With respect to operations in the United States, the Montana Department of Lands administers the Montana Metal Mine Reclamation Act and the Montana Environmental Policy Act, the purposes of which are to protect the usefulness, productivity and scenic values of the State's lands and waters and to reclaim to beneficial use the lands used for metal mining. The Montana Department of Health and Environmental Sciences administers and enforces air, water and waste regulations through various bureaus existing under that Department, such as the Montana Air Quality Act and the Montana Water Quality Act. The Water Rights Bureau under the Montana Department of Natural Resources and Conservation, reviews existing and proposed surface and ground water rights and uses.

Existing laws and regulations with respect to the reclamation of mining operations are in place and may necessitate substantial planning and bonding requirements.

The Company may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for, or production of, minerals may have upon the environment.

It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that as a consequence, the activities of the Company may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations, the extent of which cannot now be predicted.

CHILE

With respect to operations in Chile, the government administers and enforces mining laws and regulations. These laws and regulations are principally administered by Servicio Nacional de Geologia y Minas ("Sernageomin").

No bonding requirements or environmental impact statements are required in Chile. However, the current government in Chile has indicated that additional regulations or laws may be introduced which emphasize the protection of the environment. As a consequence, the activities of the Company may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations, the extent of which cannot now be predicted.

Employees and Facilities
- ------------------------

As of March 31, 1995, the Company has 3 employees in the U.S. through its joint projects, approximately 8 in Chile through its joint Tuina project, and the following company officers: William C. Bleimeister, Chairman; Stephen E. Flechner, President and Chief Executive Officer; W. Gene Webb, Executive Vice-President and Corporate Secretary; Nick DeMare, Treasurer; and Christine Reynolds, Assistant Corporate Secretary.

North Lily's office in Denver, Colorado is leased.

The office of the Company's wholly owned Chilean subsidiary, which is leased, is located at Napoleon 3200 Suite 707, Las Condes - Santiago, Chile.


Item 2.    PROPERTIES
           ----------

The Company has acquired and maintained its mining claims in a manner that is consistent with common industry practice and believes that title to all its material properties and mineral interests is satisfactory.

  UNITED STATES

  All of the Company's properties in the United States consist of unpatented and patented mining claims, and are owned by the Company or its subsidiaries or leased from third parties.

  Unpatented mining claims are located upon public land pursuant to procedures established by the General Mining Law of 1872 and related laws of the various states. Requirements for the location of a valid mining claim on public land depend on the type of claim being located and the relevant state law, but generally include discovery of valuable minerals, erecting a monument and posting on it a location notice, marking the boundaries of the claim, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the claim and the right to mine, remove and sell the contained minerals. To maintain an otherwise valid claim, a claimant must also annually perform a specified amount of work, or pay rental fees directly to the BLM, and make certain additional filings with the county and the BLM. Failure to perform such work or make the required filings in a timely manner may render the mining claim void or voidable.

  Because mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims from public real estate records alone, and therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the federal government or by claimants of conflicting rights to the ground, the claimant has the burden of proving the present economic feasibility of mining minerals located within the claim as well as the steps taken to perfect the claim's location. Thus, it is conceivable that during times of falling metals prices, claims which were valid when located could become invalid if challenged.

  The patent procedure permits claimants to purchase from the federal government fee title to claims upon demonstrating that the mineral deposit on the claims can be mined at a profit and by satisfying other procedural requirements. Patented mining claims are similar to other fee real property interests. Significant portions of the Company's United States properties consist of patented mining claims on which the Company's relevant local counsels have given their opinion that the Company, or the entity through which the Company holds rights to mine the property, has good title.

  CHILE

  In Chile the State is the owner of all mineral and fossil substances regardless of the surface ownership, but mining concessions may be obtained for the purpose of exploring or exploiting the underlying property in accordance with a jurisdictional process regulated by the Mining Code.

  The acquisition of title to new exploration mining concessions is a detailed jurisdictional process which can be divided into three stages:

  (1) The recording of the application for an exploration mining concession ("Pedimento") covering the desired ground before the Court and Mining Register of the relevant county ("Comuna") where the ground is located and its publication in the official Gazette. All persons (except certain government officials, some of their relatives and other similar persons) may prospect on any land not cultivated or enclosed.

  (2) The request for a Court judgment formally constituting and granting the concession ("Sentencia") during which process a judge checks the procedure and the payment of certain fees, and representatives of the National Geological and Mining Service check the technical aspects of the title to the ground.

  (3) The issuance by the court of the constituting "Sentencia" whereby a two-year exploration mining concession is granted from the date of the "Sentencia". This "Sentencia" then has to be published in extract in the official Gazette and recorded in the corresponding Mining Register within a certain period of time.

  Prior to its expiration the owner of an exploration mining concession may conduct all kinds of exploration activities, may apply for an exploitation mining concession ("Pertenencia") to the corresponding judge (which also requires a jurisdictional process), and may request easements or facilities from neighbour concessions or from surface land owners, as necessary. Prior to expiration of exploration mining concessions, a single extension for a further two years can be applied for, however, in order to obtain such extension, the area of the concession must be reduced by 50%. An alternative to extension is to obtain one or more exploitation mining concessions (or Pertenencia) over the same ground.

  In order to obtain an exploitation mining concession (which permits commencement of production from a mineral property) it is necessary to go through a process which is similar in its structure to that for obtaining an exploration mining concession but requires a longer time period. An application ("Manifestacion") for the concession must initially be recorded and, following certain additional procedures, a request for a formative survey of the concession ("Mensura") is made. Following the survey (location on the ground of the boundaries of the concession) and certain additional procedures, including opportunities for third parties to put forward opposition to the survey of the concession, a formative judgment ("Sentencia") is issued and the exploitation mining concession is formally granted. All exploitation mining concessions are granted for an indefinite period.

  "Pedimento", as well as exploration mining concessions and exploitation mining concessions ("Concessions") are transferable and irrevocable but only Concessions can be mortgaged. Both are regulated by the same civil law rules that regulate real estate and fixed assets, save that they are not subject to attachments.

  Chilean mining law recognizes a preference to a Concession owner and not to the land surface owner because the State is interested in the development of mining resources. However, in the case of houses and their immediately surrounding lands, or lands where vineyards and fruit trees are planted, only the owner may grant the permission to a Concession holder to obtain easements and surface rights.

  The owner of a Concession, commencing as of the date of the request of the Sentencia, has to pay a yearly licence fee to the State in order to maintain its property over the same. Lack of payment may cause loss of ownership through auction by the State, although the licence fee can be paid up to the day of auction to prevent any loss. License fees are significantly higher for exploitation mining concessions than for exploration mining concessions.

EXPLORATION BUDGET - 1995

The following table lists the properties in which the Company has an interest, and the 1995 exploration budget for each property. In approving the 1995 budgets for mineral properties, the Company considers a number of factors, among them are: total capital resources available to the Company, joint venture participation, terms of joint venture agreement (if applicable), estimated length of time before the property could be placed into production and activity in the immediate area, evaluation of preliminary geological data, anticipated costs and geologic location.

                               Property Portfolio
                               ------------------

                                            Approximate
                                             Property    Interest Held            1995
                                              Size       by the Company        Exploration
Property Name   State       Location         (Acres)     as of 12/31/94           Budget
- -------------   -----       --------         -------     --------------        -----------
Nine Mile       Montana      United States     1,265          100%                      -
Santa Andrea    Region VII   Chile             2,225           50%                      -
Silver City     Utah         United States        20           50%                      -
Tintic          Utah         United States     6,000            5%  NSR/(1)/    $ 150,000/(2)/
Tintic          Utah         United States     4,440          100%                      -
Tuina           Region II    Chile            15,130           50%                      -/(3)/
                                                                                ---------
                                                                     TOTAL      $ 150,000
                                                                                =========

(1)  NSR - Net Smelter Return
(2)  To be incurred by lessee of property
(3) Subsequent to December 31, 1994, the Company negotiated an agreement to restructure its interest in Tuina. In addition, an independent bankable feasibility study is to be completed and delivered by June 30, 1995.

Due to the Company's current financial situation it does not plan to conduct any exploration activities in 1995. Activities will be limited to making required property payments to maintain the Company's interest, unless a joint venture or acquisition and related financing is accomplished.

During 1994 the Company assessed the capitalized costs of its mineral properties in the United States and Chile. In the opinion of management it was appropriate to recognize a provision for diminution in vlaue of $300,000 for the Nine Mile property. In addition the Company re-evaluated its continued involvement in the Ashdown property joint venture. It was concluded that, at the current price of gold, and its limited known reserves development of the property was uneconomic because of estimated high operating costs, significant monthly holding costs, and the heavy royalty and net profits payments associated with the lease. As a result the Ashdown property joint venture agreement was terminated and capitalized costs of $197,850 were written off.

RESERVES

Minerals
- --------

The proven and probable ore reserves stated in this report are geologic reserves that reflect drill-based estimates of the quantities and grades of mineralized material at the Company's mines which the Company believes can be recovered and sold at prices in excess of the cash cost of production.

The estimates are based largely on current costs and on the projected prices and demand for the minerals based upon factors relevant to each mine. Ore reserves are based on calculations of geologic reserves provided to the Company by the operator. The Company has reviewed but has not independently confirmed those calculations.

Ore reserves are reported as general indicators of minimum mine life. Changes in reserves represent general indicators of the results of efforts to develop additional reserves as existing reserves are depleted through production.

Grades of ore fed to process may be different from stated reserve grades because of variation in grades in areas mined from time to time, mining dilution and other factors. Recovered grades reflect variations in the characteristics and payable content of ore fed to process and the success of efforts to improve processing efficiencies.

Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations.


                               MINERAL PROPERTIES

The Company has acquired rights to various mineral properties in Chile and the States of Montana, Nevada and Utah. The following is a description of certain of the Company's mineral properties.

TUINA PROJECT

Ownership:
- ----------

The Tuina properties are held by Phoenix, a Chilean company that was owned equally (50:50) by the Company and Mahogany at December 31, 1994. Subsequent to December 31, 1994, the Company and Mahogany agreed to restructure the ownership interest of Phoenix. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Description of Property:
- ------------------------
The property is located approximately 60 kilometers (37 miles) east of Calama, in Region II in the Country of Chile and consists of a total of 6,125 hectares (15,124 acres).

          Hectares - Net
          --------------
                     394  San Jose Lease
                      45  Santa Rosa Joint Venture
                   5,686  Other properties
                   -----
                   6,125
                   =====

Mineralization:
- ---------------

To date the Company has calculated a mineable tonnage of 3.5 million metric tonnes of copper ore contained in the San Jose and San Martin pits at an estimated soluble copper grade of 1.1%. The estimated stripping ratio to mine this tonnage would be 2.3 to 1.

Description of Property Agreements:
- -----------------------------------

(1)  San Jose Lease:
     ---------------

     The San Jose Lease covers an area of 394 hectares and hosts all, or substantially all, of the current proven reserves. There are two known areas of copper mineralization on this property called the San Jose pit and the San Martin pit. To date all production has been from properties held under this lease. During 1994 Phoenix renegotiated its lease on the property (the "Operating Lease"). The Operating Lease has a term of 30 years and requires a payment of 5% of the copper produced with a minimum payment of 16 tonnes of copper per month. Under the terms of the Operating Lease the obligation to make the minimum lease payments has been waived until August 1995 and in return a payment of $200,000 was made. In addition Phoenix has agreed to make certain bank payments while the Operating Lease is in effect. The payments required of Phoenix for the next 5 years are shown below:

                   1995                         $  292,000
                   1996                         $  280,000
                   1997                         $  267,000
                   1998                         $  255,000
                   1999                         $2,301,000

     Included in the 1999 payments is a lump sum payment of approximately $2,219,000. This amount is payable only if Phoenix is producing from the leased claims.

     Phoenix has also agreed to pay the property owner $8,000 per month, for the lease of certain equipment. This agreement will allow the Company to continue using the equipment after the lease on the mineral properties has expired. This obligation to pay $8,000 per month will only commence when the Operating Lease is terminated or when it expires.

(2)  Santa Rosa Joint Venture:
     -------------------------

     In 1992, the Company and Mahogany entered into an agreement to form a joint venture with the owner of the Santa Rosa copper properties. Under this agreement, the Company and Mahogany are to prepare and deliver a feasibility study and incur up to $250,000 for an exploration and development drilling program in order to earn a 51% interest in the properties. At current prices the other 49% owner would receive the equivalent of about a 3% royalty. To date the feasibility study has not been prepared and the required exploration work has not been completed. The owner of the Santa Rosa property has granted a number of extensions for completion of this work program, the most recent of which expires June 30, 1995. If the work is not completed by June 30, 1995 the agreement will expire unless a further extension is received.

     There is one known area of copper mineralization on this property called the Santa Rosa pit.

(3)  Other Properties:
     -----------------

     The Company has the exploration rights for an additional 5,686 hectares which are not subject to any underlying royalties or agreements. The Company is in the process of transforming these exploration rights to exploitation rights. There are two known areas of copper mineralization on this property called Inca and Milagro.

Prior Activities:
- -----------------

Since its acquisition in June 1991, the Company has expanded the camp facilities to accommodate 120 persons and completed a detailed mine plan for the production of copper precipitate. In December 1991 the first section of the leach pad was completed.

In 1991 and 1992 the Company carried out several drill programs on the properties.

The Company started mining operations in the first quarter of 1992, producing copper precipitates. Mining stopped later in 1992 due to a dispute with the mining contractor (see also Item 3, Legal Proceedings). The mining contractor was able to obtain a temporary embargo during 1992 preventing the Company from achieving its planned levels of production. The embargo was removed during the fourth quarter of 1992 and new contracts were signed with a replacement to provide services for crushing, transportation, drilling and blasting.

Due to high transportation and refining and treatment charges and reductions in the price of copper, the Tuina Mine was experiencing negative cash flow throughout 1993. As a result of these factors, the Company and Mahogany suspended production of copper precipitates and put the mine on a care and maintenance program. Employment of a significant portion of the mine's workforce was terminated and the mine office in Calama was closed during 1993. The last shipment of copper precipitates was made in July 1993.

1994 Activities
- ---------------

A reverse circulation drill program was completed in 1994. The drill program has confirmed a probable (geological) reserve of approximately 1.772 million tonnes grading 1.7% total copper (1.1% soluble) at the San Jose pit, and a probable (geological) reserve of 2.075 million tonnes grading 1.3% total copper (1.2% soluble) at the San Martin pit. At both prospects sulfide mineralization was encountered below the oxide zone.

In addition, results from an initial drill program at the Santa Rosa prospect has confirmed that the mineralization recognized on surface extends to depth. A second drilling program was commenced at the Santa Rosa prospect to further develop this area. Although management is encouraged by the results of the drilling program, the Company is not yet in a position to revise its reserve estimates.

1995 Planned Activities:
- ------------------------

The Company and its joint venture partner, Mahogany, have been engaged in ongoing discussions with equipment manufacturers and other interested parties to obtain project financing for the development of the SX/EW plant at Tuina. Other alternatives under discussion included the Company reducing its ownership interest in Tuina in settlement of its outstanding debt to Mahogany. On April 12, 1995, the Company and Mahogany concluded an agreement on the restructuring of the ownership interests of the Tuina Project. The restructuring will enable the Tuina Project to be advanced. An independent bankable feasibility study is expected to be completed by June 30, 1995. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

TINTIC PROPERTIES

Ownership:
- ----------
The properties are held 100% by the Company.

Description of Property:
- ------------------------

The property is located in the Tintic Mining District, Utah and Juab Counties in the State of Utah, approximately 80 miles south of Salt Lake City. The property comprises (1) surface and mineral rights on approximately 8,115 acres of patented lode mining claims and other patented land owned in fee simple; (2) 2,200 acres of patented land with agricultural and mineral rights; (3) city lots in Eureka, Utah, covering 21 acres; (4) 104 acres of unpatented mining claims; and (5) 20 acres without mineral rights. In addition, Defender Mining and Milling Co. owns 28 acres of patented lode mining claims and Middle Swansea Mining Company owns two unpatented lode mining claims in the Tintic Mining District, Juab County, Utah.

Mineralization:
- ---------------

There are currently no gold reserves identified on the properties, however deep exploration targets are renewing the interest of several companies.

Description of Property Agreements:
- -----------------------------------

The Company owns the Tintic properties outright and has no obligations for underlying payments other than annual fees to the State of Utah.

On January 23, 1987, the Company entered into a ten-year mining lease with Centurion Mines Corporation, a non-affiliated mining company, covering approximately 6,000 acres. The lease, which specifically excludes the mine dumps and tailings, Silver City mill, and existing grazing leases, requires a production royalty equal to a 5% NSR. During 1991 North Lily renegotiated its mining lease. The lessee is required to make advance royalty payments of $27,500 in 1992, $27,500 in 1993, $27,500 in 1994 and $75,000 thereafter
(payments to 1995 have been received). The lessee is also required to fulfil a work commitment with respect to the leased premises at a minimum cost to lessee of $50,000 in 1992, $50,000 in 1993 and $150,000 during each succeeding year.

Prior Activities:
- -----------------

To date the lessee has made all lease payments and has fulfilled all work commitments on exploration and development in the Tintic Mining District since negotiating the lease agreement.

Planned 1995 Activities:
- ------------------------

The Company is seeking information from the lessee as to their planned 1995 program, exploration results and prior records.

SILVER CITY JOINT VENTURE

Ownership:
- ----------

The joint venture property is owned 50% by North Lily and 50% by Mahogany.

Description of Property:
- ------------------------

The joint venture property is located in Juab County, approximately 80 miles south of Salt Lake City, Utah and consists of approximately 20 acres.

Mineralization:
- ---------------

The Silver City Joint Venture was a project designed to extract gold and silver from a previous mine's tailings using a heap leach process. The project is now undergoing reclamation work, while considering leaching opportunities, and it is not known if the project will produce any further gold or gold equivalent.

Description of Property Agreement:
- ----------------------------------

Pursuant to an agreement dated July 21, 1987, the Company conveyed a 50% undivided beneficial interest, in the joint property, to Magellan Resources Inc. ("Magellan"), a wholly-owned subsidiary of Mahogany. To earn its 50% interest Magellan funded the initial $300,000 development expenditures of the joint venture.

Prior Activities:
- -----------------

All necessary environmental and building permits were obtained for the heap leach facility in early 1988. Construction of the facility and pad was completed by June 1988 at a total capitalized cost of approximately $1,700,000. The joint venture was considered to be in a pre-production status until October 1, 1988. The excess of revenues from costs from June 1988 through September 1988 were netted against capitalized costs, which reduced capitalized costs by $500,267.

Silver City produced gold and silver through heap leaching with cyanide. The gold and silver is recovered through zinc precipitation. A gold/silver ore is produced at the plant and then sold to a refinery. To date Silver City has processed only the mineral tailings dumps from the nearby area.

            Production ounces                    1994      1993      1992
            -----------------                    ----      ----      ----
            Gold equivalent                       -0-       737     6,579
            Silver conversion rate                N/A      90:1      90:1

1994 Activities:
- ----------------

During the year the Company proceeded with the closure and reclamation of the Silver City heap leach facility. The Company has sold non-essential equipment and has leased and commenced use of carbon columns to recover precious metals and base metals in the pregnant solution for income and reclamation purposes.

Planned 1995 Activities:
- ------------------------

The remaining reclamation costs have been budgeted for $300,000 of which $150,000 is the Company's share. Approximately $162,000 in state reclamation bonds have been jointly posted. After reclamation work is completed, to the satisfaction of regulatory authorities, the reclamation bonds are to be returned. Funding of reclamation work in 1995 remains a substantial burden to the Company.


NINE MILE PROPERTY

Ownership:
- ----------

The property is held 100% by the Company, subject however to resolution of a legal dispute with the lessor of the property.

Description of Property:
- ------------------------

The property is located approximately 50 miles northwest of Missoula, Montana and comprises approximately 1,265 acres.

Mineralization:
- ---------------

The property hosts a north-west to south-east treading fault controlled vein system between 9 and 35 feet thick which extends over 10,000 feet. The Company estimates, from work completed to date, the property contains a probable 150,000 ounces and a possible 100,000 ounces of gold. There are no proven gold reserves.

Description of Property Agreement:
- ----------------------------------

The Company agreed to lease a 100% interest in this property by making payments of $33,000 in 1994, $75,000 annually during 1995 to 1997, and $78,000 annually during 1998 to 2009, and incurring a total of $1,235,000 in exploration costs. In 1992 the Company ceased exploration work and in 1993 discontinued making lease payments until a dispute was settled over logging rights to the property between the underlying land owner and a third party. This dispute threatened clear title to the property and effectively precluded the Company from conducting any work on the property. Although the legal dispute regarding logging rights appeared to be settled in 1994, the third party commenced an appeal process, continuing the property dispute. The Company reviewed its participation in the property in light of the continued property dispute and has informed the lessor that it will not consider further exploration of the property while the property is in dispute, but is reserving its equitable rights to resume as leasee of the property when title is resolved. The lessor of the property disputes the Company's rights under the lease. For 1994, the Company has decided to record a provision for diminution in value of $300,000 for Nine Mile. The carrying value of the property has been written down to $71,397 being the estimated value of the surrounding mining claims directly held by the Company.

Prior Activities:
- -----------------

In 1990, the Company drilled 24 holes totalling 5,829 feet and completed 4,100 feet of trenching. This work exposed roughly 4,300 feet of gold mineralization following both low and high angle structures. Five higher grade targets areas have been identified and partially drill tested.

1994 Activities:
- ----------------

No significant exploration activity occurred during 1994.

Planned 1995 Activities:
- ------------------------

Due to the dispute the Company has no plans to make any further property payments or conduct further exploration work. The lessor has asserted that the Company is in default of the agreement and has requested that the Company make all past due property payments and initiate an exploration program. The Company will not make any payments or incur further expenditures until the dispute is resolved. In addition the Company is assessing its alternatives to recover costs and expenses which were incurred by the Company in defending its interests in the dispute.


Item 3.    LEGAL PROCEEDINGS
           -----------------

On March 10, 1994, Frank B. Hammond, John Pappas, and Dallas Schaff, individually and on behalf of themselves and all others similarly situated as a class, filed an action in the United States District Court for the District of South Carolina, Greenville Division, against William E. Grafham; Baja Gold, Inc.; Dirk M. Lever; Thomas L. Crom; Anton R. Hendriksz; Nick DeMare; North Lily Mining Company; International Mahogany Corp.; and John Does, being a designation for directors and officers of North Lily who are presently unknown to the Plaintiffs. The Plaintiffs alleged that the August 6, 1993 transaction involving the disposition of International Mahogany Corp. (as more fully described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) was wrongful. Plaintiffs sought injunctive relief and rescission of the transaction, as well as actual and punitive damages and costs of the action. On October 27, 1994, the United States District Court in Greenville, South Carolina, dismissed the lawsuit (the "South Carolina Action").

On July 11, 1994, the Company and William E. Grafham filed a complaint in the United States District Court for the District of Colorado against Clarence Taylor, Dorothy Frank, The Bottom Line, Inc., Taylor Frank & Associates, Inc., John W. Brown III, and Century Capital Corp. of South Carolina. The complaint alleged that in connection with the South Carolina Action, the defendants solicited $250 from each shareholder of the Company and in connection with such solicitation, the defendants published false and defamatory information concerning the Company and Mr. Grafham. The Company and Mr. Grafham sought entry of a preliminary and permanent injunction enjoining the defendants from soliciting moneys through the use of false and defamatory statements concerning them.

In March 1995, a judgment was entered against Clarence Taylor, The Bottom Line, Inc., and Taylor Frank & Associates, Inc. in the amount of $1,000,000. In addition, these three defendants and Dorothy Frank (1) consented to the entry of a permanent injunction enjoining them from making and/or publishing false and defamatory statements concerning the Company, Mr. Grafham, the South Carolina Action, and this lawsuit and (2) agreed that they will not bring any action against Mr. Grafham or the Company that is identical to or similar in nature to the South Carolina

Action. In exchange for this agreement, Mr. Grafham and the Company agreed not to pursue their claims for additional monetary damages.

In August 1994, George Holcomb filed a complaint against the Company in the Superior Court for the County of Maricopa, Arizona. Mr. Holcomb seeks vacation pay which was not paid to him when his employment with the Company terminated, together with interest thereon, treble damages, costs, and attorney fees.
During November, 1994, the Company paid $20,834 to Mr. Holcomb, representing the Company's calculation of vacation pay owed. However, the Company disputes Mr. Holcomb's computation, which is based on a higher rate of pay. The Company also disputes any award for treble damages. Mr. Holcomb's motion for summary judgment regarding the applicability of the statute which would award treble damages was denied on April 3, 1995. A trial date of October 17, 1995 has been scheduled.

During 1992, as a result of a dispute over a Chilean mining contractor's billings, the mining contractor obtained a court issued embargo preventing copper precipitate produced by the Company's 50%-owned affiliate, Phoenix, at the Tuina mine in Chile from being shipped for smelting. Subsequently, Phoenix and the mining contractor agreed to settle the dispute through arbitration, and the precipitate was released from the embargo. The Company and its joint-venture partner, Mahogany, with the advice of their Chilean counsel, believed it was in their best interest to settle directly with the mining contractor rather than await arbitration. An agreement was reached with the mining contractor in February 1994. In settlement of all claims, Phoenix has agreed to pay the mining contractor $180,000 and pay arbitrator fees estimated at $20,000. An initial settlement payment of $80,000 was paid on signing of the settlement agreement, $40,000 six months thereafter (paid) and the final instalment of $60,000 is due 12 months thereafter.

On June 23, 1993, Jack M. Scanlon and Carolyn M. Scanlon; Dr. Richard Urwiller and Roberta Urwiller, Dr. William Inkret, Jr., M.D., individually and Dr. William Inkret, Jr., M.D., P.C., a corporation and profit sharing trust; Dr. Richard Granberg and Mary Granberg, on behalf of themselves and all other person similarly situated, filed an action in the United States District Court for the District of Montana, Butte Division, against Magellan Resources Inc., a corporation; Mahogany International Inc. (sic), a corporation, former subsidiaries of North Lily Mining Company, a corporation, their former parent corporation; Ruen Drilling, a corporation, Longyear Company, a corporation; and other unknown John Doe persons and corporations. The plaintiffs allege, that, as a result of exploration activity in the Southern Cross area of Montana, local ground water supplies have been contaminated and reduced. No specific stated claim for damages have been made at this time. Despite studies prepared privately and by the Department of State Lands (Montana) in 1992 which found no evidence of earlier claims, the Plaintiffs continue to seek alternative legal approaches against the defendants. Initial discovery proceedings have now commenced. The Company believes the claims are without merit and will continue to defend itself vigorously.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

None.

                                    PART II


Item 5.    MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS
           --------------------------------------

North Lily's common stock has traded on the over-the-counter market for approximately 60 years and was included in the NASDAQ system beginning May of 1985 (symbol: NLMC). The range of high and low bid prices for each fiscal quarter during the two most recently completed fiscal years and the current fiscal year as reported on NASDAQ is as follows:

            1994                           High       Low
            ----                           ----       ---
            First quarter                  $0.53      $0.38
            Second quarter                 $0.34      $0.19
            Third quarter                  $0.38      $0.12
            Fourth quarter                 $0.25      $0.09
            1993                           High       Low
            ----                           ----       ---
            First quarter                  $0.75      $0.47
            Second quarter                 $0.81      $0.44
            Third quarter                  $0.81      $0.44
            Fourth quarter                 $0.56      $0.38

On March 24, 1995, the high bid price of the common stock was $0.1875 per share.

The above bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of March 24, 1995, there were 10,795 shareholders of record of North Lily's common stock.

North Lily has not paid or declared any cash dividends and does not anticipate paying dividends for the foreseeable future. It is expected that any net income will be retained by North Lily for the development of its business.

Item 6.    SELECTED FINANCIAL DATA
           -----------------------

                                       1994              1993          1992          1991           1990
                                       ----              ----          ----          ----           ----
Revenues                                     -       $ 1,409,836   $ 3,194,916   $ 13,134,403   $ 22,632,573
Loss from continuing operations
  before extraordinary item        $(2,071,147)      $(6,286,733)  $(4,697,928)  $(11,929,642)  $(12,458,833)
Loss before
  extraordinary item               $(2,071,147)      $(6,271,619)  $(5,210,307)  $(11,934,592)  $(12,458,833)
Net loss                           $(2,071,147)      $(6,271,619)  $(5,210,307)  $(11,934,592)  $(12,458,833)
Loss per share from continuing
  operations before extraordinary
  item                                  $(0.09)           $(0.27)       $(0.25)        $(0.63)        $(0.64)
Loss per share
  before extraordinary item             $(0.09)           $(0.27)       $(0.28)        $(0.63)        $(0.64)
Net loss per share                      $(0.09)           $(0.27)       $(0.28)        $(0.63)        $(0.64)

Total assets from continuing
  operations                        $5,105,048        $6,354,791   $21,049,824    $27,975,190    $47,577,604
Total assets                        $5,105,048        $6,354,791   $22,467,197    $31,739,931    $50,203,854
Non-current liabilities             $1,168,223/(2)/            -             -              -              -
Book value per share/(1)/                $0.13             $0.22         $0.23          $0.58          $1.17
Cash dividends declared                      -                 -             -              -              -

/(1)/ Based on the outstanding number of shares less treasury stock.
/(2)/ Includes $345,250 of indebtedness to be settled by the issuance of Company stock, at an ascribed price of $0.30 per share, and $165,000 of unpaid salaries to officers of the Company in which the officers have the option to accept common shares of the Company, at an ascribed price of $0.30 per share.


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------

Corporate Profile and History

North Lily was incorporated in Utah in 1916 and was a subsidiary of Anaconda Company from 1925 until 1949. During this period, the Company produced gold, silver, lead, zinc and copper from the North Lily Mine in the Tintic Mining District, Utah. From 1949 to 1987, the Company was primarily engaged in the acquisition, exploration, and development of mining properties. From 1988 to 1990, a Company subsidiary, International Mahogany Corp. ("Mahogany"), a Canadian publicly-traded mining company listed on the Toronto Stock Exchange, jointly with International Corona (Mahogany had a 70% working interest), placed the Jolu Mine in Northern Saskatchewan, Canada, into production and produced approximately 204,000 ounces of gold. In 1991, the Company and Mahogany acquired the Tuina copper property in Chile, South America. Since 1991, the Company and Mahogany have jointly been developing the Tuina copper project. The Company has also operated a small heap leach tailing recovery operation in Utah ("Silver City") which has produced approximately 33,000 ounces of gold and gold equivalent since 1988. Silver City is currently in the process of site reclamation work.

Disposition of International Mahogany Corp.

By way of a letter agreement ("Letter Agreement") dated August 6, 1993, the Company agreed to sell its equity investment in Mahogany, which comprised an approximate 25% equity and 60% voting interest in Mahogany. Consideration received from the sale included: cash of $500,000; a non-interest bearing note in the amount of $500,000 ("Baja Note"); and 650,000 common shares of Baja Gold, Inc. ("Baja"), a Canadian publicly-traded precious metals exploration and development company listed on the Toronto Stock Exchange, and valued, for financial statement purposes, at $680,000, based on the August 6, 1993 closing stock market price of Baja.

As a result of the Company selling its equity interest in Mahogany, Mahogany's financial results were no longer consolidated with those of the Company after the sale of Mahogany on August 6, 1993.

In addition, under the terms of the Letter Agreement, Mr. Anton R. Hendriksz and Mr. Thomas L. Crom, previous Chairman of the Board and President of the Company, respectively, agreed to terminate their existing employment agreements and to provide consulting services to Mahogany and the Company for a 24-month period in consideration for certain future cash payments. The termination and consulting payments were to be shared equally by Mahogany and the Company. To date, the Company has only paid half of its share of termination payments ($56,250 of $112,500) and has not paid any consulting amounts. The Company, however, has included all unpaid and future amounts, totalling $156,250, as Company liabilities.

In December 1993, the Company sold the Baja Note to Mahogany at face value, receiving as consideration a reduction of $500,000 of amounts due by the Company to Mahogany. During the year ended December 31, 1994, the Company sold, through the facilities of the Toronto Stock Exchange, 400,000 common shares of Baja for net proceeds of $553,314, recognizing a gain of $134,853 from the sales. At December 31, 1994, the Company owned 250,000 common shares of Baja, which had an estimated market value of $437,500 based on the then closing market price.

Results of Operations

The Company incurred a loss of $2,071,147 ($0.09 per share) for the year ended December 31, 1994, compared to losses of $6,271,619 ($0.27 per share) for 1993 and $5,210,307 ($0.28 per share) for 1992. There was no revenue, no depletion and depreciation charges and no cost of sales for 1994. The lack of revenue, depletion and depreciation charges and cost of sales during 1994 is due to the commencement of reclamation work at the Silver City Joint Venture and the decision to suspend operations at the Tuina copper property in Chile during 1993. The Company does not anticipate any revenue over the next year from current properties. The Company, for the years ended 1993 and 1992, had revenue of $1,409,836 and $3,194,916, depletion and depreciation costs of $504,415 and $891,524 and cost of sales of $2,490,296 and $4,450,271.

On August 6, 1993, the Company sold its equity investment in Mahogany. The results of Mahogany's operations are no longer included with those of the Company's after its sale. The significant reduction in revenue in 1993 is due to the winding-down of operations at the Silver City Joint Venture and the decision to suspend operations at the Tuina mine. During 1992, the Company initiated operations at the Tuina copper mine in Chile, however, during that year, operations were curtailed due to an embargo preventing Company copper precipitate produced at the Tuina mine from being shipped for smelting. During 1993 the Silver City operation produced 737 ounces of gold and gold equivalent at Silver City which was sold at an average price of $318 per ounce, compared with 6,579 ounces sold at an average price of $346 per ounce during 1992. Prior to suspending operations at Tuina, 2.0 million pounds of copper precipitate was produced and sold at an average price of $0.58 per pound of precipitates during 1993 compared with 2.3 million pounds sold at an average price of $0.39 per pound of precipitates for 1992. The Company does not anticipate any revenue during 1995 from its current properties.

During 1993, the Company incurred costs of $517,303 at the Silver City property site. These costs included costs to produce the gold and gold equivalents for the year as well as site reclamation costs. At the Tuina property, the Company incurred costs of $1,972,993 to produce 2.0 million pounds of copper precipitate. During 1992, due to much higher, levels of production activity, the Company incurred costs of $3,357,223 to operate and produce at Silver City and $1,093,048 for Tuina.

Depletion and depreciation costs for 1993 are lower when compared to 1992. Depreciation of certain mill mining equipment and depletion of resource properties is based on the utilization of underlying ores at the mine sites. With reduced levels of production, depletion and depreciation based on production is reduced accordingly.

As a result of the Company selling its equity investment in Mahogany, general and administrative costs have been reduced from prior years. General and administrative costs for 1994, which includes half the general and administrative costs incurred by the office in Chile, was $862,735, compared to $1,721,390 in 1993 and $2,460,910 in 1992. With the change of Company management in August 1993, new Company management took certain steps to reduce ongoing Company general and administrative costs. Employment of head office staff in San Francisco was terminated. The Company's head office space in San Francisco was vacated and employment of staff in Santiago, Chile was reduced. The above measures, including the agreement with respect to the departure of the Company's previous Chairman and President, resulted in an aggregate charge to Company earnings in 1993 of $512,933 and is reflected as restructuring costs for in 1993.

The Company maintains a small exploration department which has assumed the responsibility of reviewing and maintaining all Company properties. Costs for maintaining the Company's title and rights to resource properties are also included in exploration and property holding costs. During 1994, the Company spent $432,425 on exploration and property holding costs compared with $430,089 in 1993 and $249,390 in 1992.

During 1994, Company management reviewed the carrying values of its mineral properties and decided to terminate the Ashdown joint venture agreement. As a result of this decision, a write-down of $197,850 has been charged against earnings in 1994. During the years ended 1993 and 1992, properties with book values of $52,912 and $469,492 respectively, were abandoned, with a corresponding charge to earnings for the year. In addition, in 1994 the Company recognized a $300,000 provision for diminution in value of its Nine Mile property. No provision was recognized in 1993. For the year ended 1992, previous Company management determined certain properties held by the Company should be provided for a diminution in value. Accordingly, a provision of $700,000 was charged to earnings in 1992.

During 1992, as a result of a dispute over a Chilean mining contractor's billings, the mining contractor obtained a court issued embargo preventing copper precipitate produced by the Company's 50%-owned affiliate, Phoenix, at the Tuina mine in Chile from being shipped for smelting. In 1993, Phoenix and the mining contractor agreed to settle the dispute through arbitration, and the precipitate was released from the embargo. The Company incurred costs of $258,178 in 1992 associated with the embargo. During February 1994, the Company and its joint-venture partner, Mahogany, settled their dispute with a former mining contractor. The Company's portion of the settlement and associated fees was $100,000. This amount was included as part of other expenses in 1993.

As a result of steadily declining cash balances and general reduction in interest rates for funds on deposit, the Company has earned substantially lower amounts of interest since 1992. Unless the Company sells for cash one of its resource properties, the Company is not expected to earn any significant amounts of interest in future years.

Although the Company has experienced a decline in its cash balances since 1992, the Company has not relied on debt financing of any significance. Accordingly, the Company has not incurred any large interest charges for the years ended 1994 to 1992.

During the year ended 1994, the Company realized gains from the sale of marketable securities of $170,494. Gains on the sale of marketable securities in 1994 primarily reflect the sale of common shares of Baja, proceeds from which have been utilized to meet the Company's liquidity requirements. For the year ended 1993, the Company disposed of marketable securities with a book value of $939,521 for proceeds of $927,639 realizing a loss of $11,882. For the year ended 1992, the Company disposed of marketable securities with a book value of $2,381,520 for proceeds of $1,793,341, realizing a loss of $588,179.

During 1994, after unsuccessfully trying to locate a buyer for Company mill equipment in Montana, the Company has written-down the mill and equipment to its scrap value of $28,103, charging earnings by $371,897. During 1993, Company management wrote down the value of this mill equipment by $664,515.

During 1992 the Company and its joint venture partner, International Corona, sold mining equipment from the Jolu mine. The Company's share of the gain on the sale of the equipment was $482,338 for the year.

On May 6, 1993, the Company sold all its shares in a subsidiary, Dragon Mining Corp., realizing a gain of $729,547 on the sale.

On August 6, 1993, the Company agreed to sell its 25% equity-owned subsidiary, Mahogany. Consideration received included cash of $500,000, a note for $500,000 and 650,000 common shares of Baja, valued at $680,000 based on the August 6, 1993 closing stock market price of Baja. The Company recognized a loss of $2,928,595 in 1993 on the sale of Mahogany.

During 1992, the Company sold 525,000 shares of Mahogany for proceeds of $342,469, recognizing a loss of $281,221 on the sale.

During 1993, the Company's former subsidiary, Mahogany, decided to dispose of its oil and gas interests. Generally accepted accounting principles required that the Company's oil and gas interests be reported separately as discontinued operations in the Consolidated Statements of Operations. Effective June 3, 1993, Mahogany Minerals U.S. Inc. ("Mahogany U.S."), which held substantially all of the oil and gas interests, was sold for $1,200,000 resulting in a loss of $144,778. During 1993, the oil and gas operations generated earnings of $205,234, compared to a loss of $2,049,515 in 1992. The increase in earnings in 1993 from 1992 is due primarily to the Company's decision to abandon oil and gas properties with a book value of $1,601,950 during 1992.

Liquidity and Capital Resources

For the past three years the Company has experienced substantial losses and has continually sold non-essential Company assets to fund ongoing operations and property commitments and development. Management, in its efforts to ensure maximum fund availability, has reduced Company operating costs substantially and has deferred payment of fees for their services. The Company believes it holds properties with development potential. In order for the Company to develop its properties or property interests, the Company requires funds to pay Company overheads, pay property commitment costs and fund property development work. Resource property development is both costly and time consuming. Development of a property to a position of generating cash flow from underlying mineral sales is normally measured in years, and there is no guarantee of the property's ultimate financial success.

The Company requires funds for its future operations. Funding is traditionally provided to corporations by way of funds from ongoing company operations, funds from the issuance of company debt instruments, funds from company equity issues and funds from the sale of Company assets.

With the suspension of operations at the Tuina mine, and reclamation work at Silver City, the Company does not have operations from which funds from ongoing Company operations can be accumulated. With the Company's present asset base, the Company is not able to generate funds from operations within the next two years at a minimum, except to the extent that: (a) Tuina may be brought into successful production in conjunction with a third party and/or financing, and;
(b) a new project and financing may be acquired with Company stock.

Due to the nature and risks of the mining industry, traditionally, debt financing is normally only available on a project basis. In the opinion of management, Company properties, with the possible exception of Tuina, have not advanced sufficiently, from a technical standpoint, to be eligible for typical mining project debt financing. The Company, in conjunction with Mahogany, is seeking project financing for further development of the Tuina project. Any financing raised for the development of the Tuina project would only be available for the specific project and would not be available to the Company for its own purposes.

Throughout 1993 and a portion of 1994, the Company did not generate sufficient funds to meet its proportionate share of costs and obligations on its joint property activities with Mahogany, its ongoing property cost commitments and its ongoing corporate expenses. During 1993, a significant portion of the Company's capital resources was funded by advances from Mahogany. Approximately $1,215,000 was advanced to the Company by Mahogany during 1993, and a further $358,258 has been advanced during 1994. An outstanding balance of $648,973 to Mahogany is due at December 31, 1994. In December 1993, Mahogany stated it was reluctant to fund any further Company capital requirements and in March 1994, demanded repayment of amounts due. The Company and Mahogany have been engaged in ongoing discussions with equipment manufacturers and other third parties to obtain financing for the development of the SX/EW plant at Tuina. Effective April 12, 1995 the Company and Mahogany agreed to a restructuring of the ownership interest of the Tuina project. See Restructuring of Tuina Ownership.

During 1993, in response to its increasing financial pressures, the Company sold its equity interest in Mahogany, receiving: cash of $500,000, which was utilized to reduce some of the Company's liabilities and fund the Company's joint operation costs; a promissory note in the amount of $500,000 issued by Baja, which was subsequently sold to Mahogany at face value in order to reduce the Company's obligation to Mahogany and 650,000 common shares of Baja. During 1994, the Company sold 400,000 common shares of Baja for net proceeds of $553,314. A further $112,489 net proceeds were raised from the sale of other marketable securities. Sale proceeds were used to reduce Company liabilities and help fund Company property cost commitments.

During 1994, pursuant to the issuance of promissory notes, the Company borrowed a total of $201,337 ($283,820 Cdn.) from Baja, secured by 150,000 common shares of Baja. The notes bear interest at 7% per annum and are due on or before August 31, 1995. These funds were used to meet a portion of the Tuina operating costs.

On October 27, 1994, the court dismissed the South Carolina Action. On July 11, 1994, the Company and Mr. William E. Grafham commenced a defamation suit against the Plaintiffs. The complaint alleged that in connection with the South Carolina Action, solicited monies from shareholders of the Company and in connection with such solicitation, the defendants published false and defamatory information concerning the Company and Mr. Grafham. The Company and Mr. Grafham sought an injunction enjoining the defendants from soliciting monies through the use of false and defamatory statements concerning them. In March 1995, a judgment was entered against Clarence Taylor, The Bottom Line, Inc., and Taylor Frank & Associates, Inc. in the amount of $1,000,000. In addition, these three defendants and Dorothy Frank (1) consented to the entry of a permanent injunction enjoining them from making and/or publishing false and defamatory statements concerning the Company, Mr. Grafham, the South Carolina Action, and this lawsuit and (2) agreed that they will not bring any action against Mr. Grafham or the Company that is identical to or similar in nature to the South Carolina Action. In exchange for this agreement, Mr. Grafham and the Company agreed not to pursue their claims for monetary damages. Management hopes the resolution of this defamation suit will put an end to the false rumours about the Company so that it can move forward to obtain financing for meritorious Company projects and to participate in new opportunities in and beyond North America. The South Carolina Action made it impossible for Company management to secure equity financing on agreeable terms. In addition, a former Company officer, a related company and certain creditors have agreed to accept shares of the Company, at an ascribed price of

$0.30 per share, in exchange for settlement of debts totalling $354,250. Current officers of the Company have also agreed to defer repayment of indebtedness of $165,000 until January 2, 1996, at which time the indebtedness may be either settled with cash, if available, or the issuance of shares of the Company, at an ascribed price of $0.30 per share. Some outstanding Company debts may be settled with the further issuance of Company shares, on agreeable terms. If achieved, the effect of such actions will be an improved Company liquidity position.

The Company has reviewed its asset base and has identified those assets that are considered to be non-essential for the Company's future growth, including: small Company properties in Montana with little, if any, resource potential, and marketable securities with an estimated market value of $537,217, including the remaining 250,000 Baja common shares held. In order for the Company to meet its current operating obligations and property commitments, the Company is required to sell all non-essential Company assets. Company management is, therefore, reviewing all other resource properties, and may be required to sell certain of them that do not meet its investment criteria. Although the Company has received expressions of interest in some of its resource properties, it is not currently negotiating with any third party for the sale of any of its resource properties.

At December 31, 1994 the Company had a working capital deficiency of $490,882, an increase of $219,332 from its working capital deficiency of $271,550 at December 31, 1993. The Company suspended copper production at Tuina in 1993 and does not expect to resume operations within the next year.

The Company reports a use of funds of $895,353 from operating activities for the year ended December 31, 1994. This compares to a use of funds of $2,816,949 and $3,520,995 for 1993 and 1992, respectively.

During the year ended December 31, 1994, the Company was provided cash of $334,642 from investment activities. The Company received net proceeds of $665,803 from the sale of its marketable securities. The Company used $300,017 in the exploration of its mineral properties. An additional $31,144 was used to purchase equipment.

For the year ended December 31, 1993, the Company was provided cash of $1,587,023 from investment activities. The Company received cash of $500,000 from the sale of its interest in Mahogany, $927,639 from the net sale of marketable securities and investments, $400,000 from the sale of its oil and gas operations and $199,178 in property payments and foreign tax recoveries. The Company used $46,249 to acquire equipment, $300,091 to acquire marketable securities and at the time of disposition of Mahogany, Mahogany had cash of $93,439 which was no longer reflected in the consolidated results of the Company. For the year ended December 1992, the Company used funds of $1,265,800 for investing activities, which comprised of proceeds from the net sale of marketable securities and investments of $1,793,341, the sale by the Company of subsidiary stock of $342,469, the Company utilizing $213,005 to acquire a subsidiary's stock, proceeds from the net sale of mining equipment of $589,183 and the investing of $3,050,869 in mineral properties.

For the year ended December 31, 1994, the Company was provided funds of $559,595 from financing activities compared to $195,146 provided in 1993 and $1,346,715 provided in 1992. In 1994, financing activities comprised of $358,258 in net advances by Mahogany and the issuance of $201,337 in promissory notes to Baja. For the year ended December 31, 1993, subsequent to the sale of Mahogany, the Company received funds of $195,146 in advances from Mahogany. For the year ended December 31, 1992, the Company was provided $1,346,715 from financing activities through the issuance of subsidiary stock for $1,097,875, the sale by a subsidiary of Company stock of $196,340 and $52,500 proceeds from the sale of notes receivable.

The Company conducts its current mining and exploration activities in the United States and Chile. As a result, the Company is subject to certain risks, including expropriation, political instability, varying degrees of inflation and other uncertainties.

New Management Team

On May 16, 1994, the Company announced the installation of a new management team. Mr. Stephen E. Flechner became the Company's President and Chief Executive Officer. In addition, the new management team includes Mr. William C. Bleimeister as Company Chairman, Mr. Raymond E. Irwin as Vice-President, Exploration, and Mr. W. Gene Webb as Executive Vice-President. Messrs. Flechner, Bleimeister and Webb have become Company Directors, duly elected by the board, in accordance with the applicable laws of the State of Utah.

Mr. Flechner was formerly with Gold Fields Mining Corporation as Vice-President, General Counsel and Secretary. Gold Fields Mining Corporation was the gold exploration and mining U.S. subsidiary of Consolidated Gold Fields U.K., subsequently acquired by Hanson PLC. Consolidated Gold Fields also formerly owned 49% of Newmont Mining Corp., one of the world's largest gold mining companies. Since mid-1993, Mr. Flechner has served as President of Akiko Gold Resources Ltd., a publicly-traded Canadian company.

Mr. Bleimeister led the successful development of Gold Fields Mining Corporation from 1981 to 1993 in the capacities of Vice-President, Operations, President & CEO, and Chairman; while Mr. Irwin worked with Mr. Flechner as Regional Exploration Manager at Gold Fields Mining Corporation. Mr. Webb served as Chief Financial Officer and Executive Vice-President of Western Gold Fields, a publicly-traded company that successfully developed the Hog Ranch Gold Mine in Nevada. Mr. Webb is and has been an officer and director of several other publicly traded and private companies.

Future Operations

In order to meet its obligations for operations and property agreement commitments, the Company is required to sell its non-essential assets. Remaining marketable securities will be sold and properties with little or no potential will be disposed. If the Company does not have the financial ability to develop a project on its own, future development may be done in conjunction with other parties.

Company management is currently reviewing all resource properties with the view to identifying those properties that provide the most potential for future growth of the Company. Resource properties that do not meet management's investment criteria may be disposed. The Company owns various patented mineral claims. The Company is reviewing its current ownership of its various patent mining claims as to their real estate value both in the Tintic District, Utah and the Boulder Mountains in Montana. Both of these areas are located in expanding resort developments and in the Boulder Mountain area the real estate value is approaching $200 - $300 an acre. The Tintic properties are located on the west side of Utah Lake and this area has significant potential for resort development as the east side of Utah Lake is fully developed.

The Company, in conjunction with Mahogany, is reviewing the results of a development drilling program conducted at Tuina in March, 1994, designed to upgrade and expand the project's proven copper reserves. Data from the drill program will be utilized to assist in developing a mine plan that will include construction of an SX/EW plant at the mine site. The completion of the restructuring of the ownership interests in the Tuina Project has extinguished the Company's indebtedness to Mahogany and will allow the Tuina Project to move forward. A bankable feasibility study is expected to be completed by June 30, 1995.

In addition, Company management is aggressively seeking joint ventures and/or acquisitions and mergers and related financing to acquire gold and other natural resource properties that fit the Company's criteria. These criteria are technical/economic likelihood of success, sufficiently advanced exploration or development status, and proximity of cash flow, if possible. Management will review projects in North and South America, Africa and Asia for attractive gold and other natural resource properties.

Restructuring of Tuina Ownership

Effective April 12, 1995 the Company and Mahogany agreed to a restructuring of the ownership interest of the Tuina project. In settlement of the Company's outstanding debt to Mahogany of $683,979 as at March 28, 1995, the Company has reduced its ownership interest in Phoenix from 50% to 41%. In an effort to advance the Tuina project Mahogany and the Company have initiated discussions with a number of prospective participants and have agreed to the terms by which the Company's remaining interest in the Tuina project will be impacted. In summary the Company has agreed that, in consideration for funding of the costs for the completion and delivery of an independent bankable feasibility study by June 30, 1995 and cost maintenance of the Tuina project until then, the Company will reduce its interest in the Tuina project by an additional 5% to 36%.

The Company will be responsible to contribute its share of funding following completion and delivery of the feasibility study. The failure of any party to contribute its share of funding will result in that party's interest being diluted in accordance with a dilution formula. Once a participant's interest has been diluted to 10% then the ownership interest will automatically convert to a 10% net profits interest.

It is expected that in order to attract an appropriate participant for the Tuina project, significant majority control of the Project, along with operatorship, will have to pass to a new participant. The Company has therefore agreed that it may be required to sell an additional 10% interest in the Tuina project for $750,000 to the new participant. The purchase price would be paid in cash, shares, and convertible debentures. In such event, the Company's interest in the Tuina project could ultimately be reduced to 26% (but the Company retains the option to increase its ownership interest to 55% in consideration of repayment of the forgiven debt, and funding its share of the costs of the feasibility study and interim project costs if current third party transaction expectations are not consummated).

This restructuring allows the Company to retain a substantial interest in the Tuina project while eliminating the most significant debt of the Company. If current third party transaction expectations are consummated, the restructuring would also result in the Company receiving additional funding in order to deal with its ongoing obligations.

Impact of SFAS No. 109

Effective January 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires a change from the deferred method to the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax laws and rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this new standard, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. The adoption of SFAS No. 109 did not have any impact on the consolidated financial statements.

Impact of Inflation

North Lily will be affected by inflation because market value of its potential products (gold and silver) tends to fluctuate with inflation. Other major costs should not increase at a rate in excess of inflation.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

The unaudited consolidated financial statements are filed under this Item beginning on page F-1 and the financial statements schedules required under Regulation S-X are filed pursuant to Item 14 of this report.


Item 9.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------------------

Not applicable.

                                    PART III



Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:

Name                         Age  Position with the      Business Experience
                                  Registrant
William C. Bleimeister        68  Chairman of the Board   May 1994 to present,
                                  of Directors            Chairman of the
                                                          Company; 1981 to
                                                          1994; served as
                                                          officer of Gold
                                                          Fields Mining Corp.;
                                                          namely as Consultant
                                                          from July 1993 to
                                                          1994; Chairman from
                                                          June 1991 to June
                                                          1993; President & CEO
                                                          from January 1990 to
                                                          May 1991 and
                                                          Vice-President,
                                                          Operations from
                                                          August 1981 to
                                                          December 1989.

Stephen E. Flechner           52  President and Chief     President, May 1994
                                  Executive Officer       to present;
                                  and Director            Vice-President,
                                                          General Counsel &
                                                          Secretary, Gold
                                                          Fields Mining,
                                                          Denver, 1979 - 1993;
                                                          President, Akiko Gold
                                                          Resources Ltd., April
                                                          1993 to present.

W. Gene Webb                  56  Executive               May 14, 1994 to
                                  Vice-President,         present, officer /
                                  Corporate Secretary     director of the
                                  and Director            Company; September
                                                          1989 to March 1994,
                                                          President, director
                                                          of Canadian
                                                          Industrial Minerals
                                                          Corp.; May 1989 to
                                                          present, officer /
                                                          director of Tellis
                                                          Gold Mining Company;
                                                          March 1990 to June
                                                          1994, President /
                                                          director of Jerez
                                                          Investment Corp.;
                                                          September 1978 to
                                                          present, President /
                                                          director, Ferret
                                                          Exploration Company,
                                                          Inc.
Ray Irwin                     44  Vice-President,         Vice-President,
                                  Exploration             Exploration, May 1993
                                                          to present;
                                                          Independent
                                                          Consultant, October
                                                          1992 to April 1993;
                                                          Regional Exploration
                                                          Manager, Reynolds
                                                          Metals Exploration
                                                          Inc., June 1989 to
                                                          September 1992;
                                                          Regional Exploration
                                                          Manager, Gold Fields
                                                          Mining Corporation,
                                                          Reno, March 1985 to
                                                          March 1989.
Nick DeMare                   40  Principal Financial     Chartered Accountant.
                                  and Accounting          President of Chase
                                  Officer and Treasurer   Management Ltd. since
                                                          May 1991.  From
                                                          February 1986 to
                                                          April 1991,
                                                          Vice-President and
                                                          Chief Financial
                                                          Officer of Ingot
                                                          Management Ltd.  Mr.
                                                          DeMare is currently a
                                                          director and/or
                                                          officer of a number
                                                          of publicly-traded
                                                          Canadian companies.
Christine Reynolds            46  Assistant Corporate     1993 to present,
                                  Secretary               President of Golden
                                                          Sheaf Management
                                                          Limited; 1988 to
                                                          1993, Executive
                                                          Assistant of Les
                                                          Enterprises de
                                                          Richard Atkinson;
                                                          1994 to present,
                                                          director of Corriente
                                                          Resources Inc.


No family relationships exist between the executive officers and directors of the registrant. No arrangements or understandings exist between any director and any other person appointed by which the director was elected or appointed. No arrangements or understandings exist between any executive officer and any other person appointed by which the executive officer was elected or appointed.

During the fiscal year ended December 31, 1994, the following persons who were officers, directors, and/or beneficial owners of more than ten percent of the Common Stock failed to file on a timely basis Forms 3, 4, and/or 5 with the Securities and Exchange Commission:

W. Gene Webb - A Form 3 due May 26, 1994 was filed May 31, 1994

Raymond E. Irwin - A Form 3 due May 27, 1994 was filed June 9, 1994

William E. Grafham - A Form 4 for October 1994, reporting the granting of stock options, was not filed. The granting of the stock options (and the subsequent termination of the Options in December 1994) was reported in a Form 5 which was timely filed.

Dirk M. Lever - A Form 4 for October 1994, reporting the granting of stock options, was not filed. The granting of the stock options (and the subsequent termination of the options in December 1994) was reported in a Form 5 which was timely filed.


Item 11.    EXECUTIVE COMPENSATION
            ----------------------

(1)  Summary Compensation Table
     --------------------------

Shown below is information concerning the annual and long-term compensation for services of those persons who were, during the fiscal year ended December 31, 1994, (i) the Chief Executive Officer and (ii) those officers receiving over $100,000 in total compensation.

                                                                             Long-Term Compensation
                                                                    -----------------------------------------
                                    Annual Compensation                      Awards            Payouts
                            ---------------------------------------------------------------------------------
                                                          Other      Restricted  Securities
 Name and                                                 Annual       Stock     Underlying      LTIP          All Other
 Principal                                               Compensa-    Award(s)    Options/     Payouts ($)      Compen-
 Position             Year   Salary ($)      Bonus ($)    tion ($)      ($)       SARs (#)                     sation ($)
- --------------------------------------------------------------------------------------------------------------------------
 Stephen E.           1994   82,500/(1)/        -0-         -0-         -0-      850,000           -0-            -0-
 Flechner,          ------------------------------------------------------------------------------------------------------
 President and        1993           -0-        -0-         -0-         -0-          -0-           -0-            -0-
 Chief Executive    ------------------------------------------------------------------------------------------------------
 Officer/(2)/         1992           -0-        -0-         -0-         -0-          -0-           -0-            -0-
- --------------------------------------------------------------------------------------------------------------------------
 W. Gene Webb,        1994   82,500/(1)/        -0-         -0-         -0-      850,000           -0-            -0-
 Executive Vice-    ------------------------------------------------------------------------------------------------------
 President and        1993           -0-        -0-         -0-         -0-          -0-           -0-            -0-
 Corporate          ------------------------------------------------------------------------------------------------------
 Secretary            1992           -0-        -0-         -0-         -0-          -0-           -0-            -0-
- --------------------------------------------------------------------------------------------------------------------------

                                                                             Long-Term Compensation
                                                                    -----------------------------------------
                                    Annual Compensation                      Awards            Payouts
                            ---------------------------------------------------------------------------------
                                                          Other      Restricted  Securities
 Name and                                                 Annual       Stock     Underlying      LTIP          All Other
 Principal                                               Compensa-    Award(s)    Options/     Payouts ($)      Compen-
 Position             Year   Salary ($)      Bonus ($)    tion ($)      ($)       SARs (#)                     sation ($)
- --------------------------------------------------------------------------------------------------------------------------
 William E.           1994           -0-        -0-         -0-         -0-      120,000           -0-            -0-
 Grafham,
 former             ------------------------------------------------------------------------------------------------------
 Chairman of          1993           -0-        -0-         -0-         -0-          -0-           -0-            -0-
 the Board,
 President and      ------------------------------------------------------------------------------------------------------
 Chief Executive      1992           -0-        -0-         -0-         -0-          -0-           -0-            -0-
 Officer/(2)//(3)/
- --------------------------------------------------------------------------------------------------------------------------
 Anton R.             1994           -0-        -0-         -0-         -0-          -0-           -0-            -0-
 Hendriksz,         ------------------------------------------------------------------------------------------------------
 former               1993      $132,505        -0-         -0-         -0-          -0-           -0-        $62,500
 Chairman of        ------------------------------------------------------------------------------------------------------
 the Board            1992      $130,000        -0-         -0-         -0-          -0-           -0-            -0-
- --------------------------------------------------------------------------------------------------------------------------
 Thomas L.            1994           -0-        -0-         -0-         -0-          -0-           -0-            -0-
 Crom, former       ------------------------------------------------------------------------------------------------------
 President,           1993       $89,772        -0-         -0-         -0-          -0-           -0-        $50,000
 Chief Executive    ------------------------------------------------------------------------------------------------------
 Officer &            1992      $123,887        -0-         -0-         -0-          -0-           -0-            -0-
 Treasurer/(3)/
- --------------------------------------------------------------------------------------------------------------------------
 George A.            1994           -0-        -0-         -0-         -0-          -0-           -0-        $20,834/(4)/
 Holcomb,           ------------------------------------------------------------------------------------------------------
 former Vice          1993      $126,250        -0-         -0-         -0-          -0-           -0-            -0-
 President of       ------------------------------------------------------------------------------------------------------
 Operations           1992      $160,000        -0-         -0-         -0-          -0-           -0-            -0-
- --------------------------------------------------------------------------------------------------------------------------

(1) Unpaid as at December 31, 1994. Messrs. Flechner and Webb have each agreed to defer payment until January 2, 1996, at which time they may elect to receive cash, if available, or the issuance of shares of the Company, at an ascribed price of $0.30 per share, in settlement of their unpaid salaries. See also Item 13. Certain Relationships and Related Transactions.

(2) Mr. Grafham resigned as an officer of the Company as of May 17, 1994. On that date, Mr. Flechner became the Chief Executive Officer of the Company.

(3) Mr. Crom resigned as of October 25, 1993. On that date, Mr. Grafham became the Chief Executive Officer of the Company. See also Item 13, Certain Relationships and Related Transactions.

(4) Vacation pay paid to Mr. Holcomb.  See also Item 3. Legal Proceedings.


Stock Options
- -------------

The Company adopted an Incentive Stock Option Plan (the "Plan") under which a total of 2,500,000 shares were available for grant to provide incentive compensation to officers and key employees of the Company.

The Plan was administered by the Board of Directors. Options could be granted for up to 10 years at not less than the fair market value at the time of grant except that the term could not exceed five years and the price had to be 110% of fair market value for any person who at the time of grant holds more than 10% of the total voting power of the

Company. Unless otherwise specified by the Board of Directors, options were exercisable as they vested at a rate of 2.77% per month, and terminated ten years after the date of grant. The Plan expired October 31, 1994.

Options may be exercised by payment of the option price (i) in cash, (ii) by tender of shares of common stock of the Company and which have a fair market value equal to the option price, or (iii) by such other consideration as the Board of Directors may approve at the time the option is granted.

In December 1990, the Board of Directors approved an amendment to the Plan increasing the number of shares available from 1,000,000 shares to 2,500,000, and the Board granted options for an additional 1,070,000 shares out of the increased number of shares. This amendment was approved by the shareholders in 1991.

At December 31, 1994, options to purchase 2,255,000 shares at $0.20 were outstanding under the Plan.

(2)  Option/Stock Appreciation Right ("SAR") Grants in Last Fiscal Year
     ------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------
                                            % of Total
                         Options/SARs      Options/SARs     Expiration                         Grant
                         Granted (#)        Granted to          or       Expiration Date        Date
Name                                       Employees in     Base Price                         Present
                                            Fiscal Year       ($/Sh)                           Value $
- -----------------------------------------------------------------------------------------------------------
Stephen E. Flechner         850,000            34.27%          $0.20       May 17, 2004         $0.20
- -----------------------------------------------------------------------------------------------------------
W. Gene Webb                850,000            34.27%          $0.20       May 17, 2004         $0.20
- -----------------------------------------------------------------------------------------------------------
William E. Grafham          120,000             4.84%          $0.20     October 31, 2004       $0.20
- -----------------------------------------------------------------------------------------------------------

(3)  Aggregated Option/SAR Exercises in Last Fiscal Year and Financial Year-End
     --------------------------------------------------------------------------
     Option/SAR Values
     -----------------

- ------------------------------------------------------------------------------------------------------------------
                                                                                           Value of Unexercised
                                                              Number of Unexercised      In-The-Money Options/SARs
                       Shares Acquired                       Options/SARs at FY-End (#)        at FY-End ($)
Name                   on Exercise (#)   Value Realized ($)  Exercisable/Unexercisable   Exercisable/Unexercisable
- ------------------------------------------------------------------------------------------------------------------
Stephen E. Flechner           Nil              Nil                   850,000/Nil                   Nil/Nil
- ------------------------------------------------------------------------------------------------------------------
W. Gene Webb                  Nil              Nil                   850,000/Nil                   Nil/Nil
- ------------------------------------------------------------------------------------------------------------------
William E. Grafham            Nil              Nil                  Nil/(1)//Nil                   Nil/Nil
- ------------------------------------------------------------------------------------------------------------------

(1)  Cancelled in December, 1994 due to resignation as director.

(4)  Long-Term Incentive Plan
     ------------------------

There have been no long-term plans granted during the Company's most recently completed financial year.

(5)  Compensation of Directors
     -------------------------

There are no arrangements pursuant to which directors of the Company are compensated in their capacities as such.

(6)  Employment Contracts and Termination of Employment and Change-in-Control
     ------------------------------------------------------------------------
     Arrangements
     ------------

Other than as described in the Summary Compensation Table and Item 13, Certain Relationships and Related Transactions, the Company has no plans or arrangements in respect of remuneration received or that may be received by named executive officers in the Company's most recently completed financial year or current financial year in view of compensating such officers in the event of termination of employment (as a result of resignation, retirement, change of control, etc.) or a change in responsibilities following a change of control, where the value of such compensation exceeds $100,000 per named executive officer.


Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

The following table sets forth information, as of March 25, 1994, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by each of the Company's officers and directors, and by the officers and directors of the Company as a group:

Name of Beneficial Owner       Amount and Nature of      Percent of Class (2)
                             Beneficial Ownership (1)
Stephen E. Flechner                860,000 (3)                  3.57%

W. Gene Webb                       850,000 (3)                  3.52%

Raymond E. Irwin                   200,000 (4)                  0.85%

William C. Bleimeister             100,000 (5)                  0.43%

Nick DeMare                         57,300 (6)                  0.25%

Christine Reynolds                  25,000 (7)                  0.11%

All officers and directors       2,092,300 (8)                  8.25%
as a group (6 persons)

(1) Information with respect to beneficial ownership is based upon information furnished by each shareholder or contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to the shares shown.
(2) Based on 23,272,460 shares outstanding. Where the persons listed on this table have the right to obtain additional shares of Common Stock within 60 days from March 25, 1995, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(3) Includes 850,000 shares of Common Stock issuable upon exercise of presently exercisable options.
(4) Includes 200,000 shares of Common Stock issuable upon exercise of presently exercisable options.
(5) Includes 100,000 shares of Common Stock issuable upon exercise of presently exercisable options.
(6) Includes 50,000 shares of Common Stock issuable upon exercise of presently exercisable options.
(7) Includes 25,000 shares of Common Stock issuable upon exercise of presently exercisable options.
(8) Includes 2,075,000 shares of Common Stock issuable upon exercise of presently exercisable options.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

During 1994, the Company was charged management, consulting, and office administration fees of $183,786 by private companies owned or controlled by William E. Grafham, a former officer and director of the Company. In addition, during 1994 the companies made disbursements on behalf of the Company. As at December 31, 1994, $265,000, which includes an outstanding balance of $82,167 as at December 31, 1993, remained unpaid.

During 1994, the Company was charged management, consulting, and office administration fees of CDN$91,488 by private companies owned by Nick DeMare, an officer of the Company. As at December 31, 1994, CDN$95,860, including amounts unpaid from December 31, 1993 remained unpaid.

In order to reduce its cash requirements during 1994, the Company negotiated with a former director, a related company and creditors to settle $354,250 of indebtedness and unpaid amounts through the issuance of common stock at an ascribed price of $0.30 per share to the following parties:

                            Indebtedness to be      Ascribed Price       Number
Creditor                    Settled by Shares         Per Share         of Shares
- --------                    ------------------      --------------      ---------
W. G. Ltd./(1)/                  $265,000               $0.30             883,334
DNG Capital Corp./(2)/           $ 50,000               $0.30             166,667
Others                           $ 39,250               $0.30             130,833
                                 --------                               ---------
                                 $354,250                               1,180,834
                                 ========                               =========

(1) A private company owned by William E. Grafham.
(2) A private company owned by Nick DeMare.

Issuance of the common stock is expected to be completed in 1995.

In addition, Messrs. Stephen E. Flechner and W. Gene Webb have agreed to defer payment of their unpaid salaries, totalling $165,000, until January 2, 1996, at which time they may elect to receive cash, if available, or the issuance of shares of the Company, at an ascribed price of $0.30 per share.

During 1993, Anton R. Hendriksz and Thomas L. Crom, then Chairman of the Board and President of North Lily, respectively, agreed to terminate their existing employment agreements with the Company and to provide consulting services to Mahogany and the Company for a 24-month period in consideration for cash payments of $125,000 and $100,000, respectively, and quarterly cash payments of $12,500 each over a 24-month period. The termination and consulting payments were to be shared equally by Mahogany and the Company. Subsequent to an initial payment in 1993 of $31,250 to Mr. Hendriksz and $25,000 to Mr. Crom (being the Company's share of one-half of their termination payments), the Company and Mahogany have not made further payments to Messrs. Hendriksz and Crom. However, the Company has included $156,250 (being the Company's share of the termination and consulting obligations) as due to former officers and directors.

The Agreement also outlined that Company stock purchase options held by Messrs. Hendriksz and Crom would, subject to regulatory approval, be extended for a two-year period and that the exercise price would be adjusted to then current market levels and be allowed to be granted to Canadian companies owned by Messrs. Hendriksz and Crom. These stock purchase options have not been amended. The matters with respect to Messrs. Hendriksz and Crom are currently under review.

                                    PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
            ---------------------------------------------------------------

A)  The following documents are filed as part of this report:

    1. Financial Statements:

       Report of Independent Accountants, (April 13, 1995)
       Consolidated Balance Sheets, (December 31, 1994 and 1993)
       Consolidated Statements of Operations, (December 31, 1994, 1993 and 1992) Consolidated Statements of Shareholders' Equity, (December 31, 1994, 1993
        and 1992)
       Consolidated Statements of Cash Flows, (December 31, 1994, 1993 and 1992) Notes to Consolidated Financial Statements

    2. Financial Statements Schedules:

       Schedule VIII - Valuation and Qualifying Accounts

    All other schedules have been omitted because they are not required, are inapplicable, or the information is otherwise included in the financial statements or notes thereto.

    3. Exhibits:

                                                                         Consecutive
        Regulation                                                        Form lO-K
        10-K Number    Exhibit                                             Page No.
        -----------    -------                                             --------
         3.1           Articles of Incorporation, as amended(1)               N/A

         3.2           Bylaws (2)                                             N/A

         10.1          Letter agreement between Kap and North Lily (3)        N/A

         10.2          Tuina Agreement (3)                                    N/A

         10.3          Employment Agreement (3)                               N/A

         10.4          Amended Stock Option Agreement (3)                     N/A

         10.5          Letter Agreement dated August 6, 1993 (4)

         10.6          Baja Gold Inc., Loan Documents

Footnotes:

(1) Incorporated by reference to the Exhibits to North Lily's Form 10-K for the fiscal year ended December 31, 1987.

(2) Incorporated by reference to the Exhibits to North Lily's Form 10-K for the fiscal year ended December 31, 1983.

(3) Incorporated by reference to the Exhibits to North Lily's Form 10-K for the fiscal year ended December 31, 1991.

(4) Incorporated by reference to the Exhibits to North Lily's Form 8-K dated August 6, 1993.


B) During the quarter ended December 31, 1994, the registrant filed a report on Form 8-K dated October 27, 1994, announcing under Item 5. Other Events the dismissal of litigation against the registrant and corporate development plans. No financial statements were required to be filed with the report.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTH LILY MINING COMPANY



April 13, 1995                          By:  /s/ Stephen E. Flechner
                                           ---------------------------------
                                           Stephen E. Flechner
                                           Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



April 13, 1995                          By:  /s/ Stephen E. Flechner
                                           ---------------------------------
                                           Stephen E. Flechner
                                           Chief Executive Officer and President



April 13, 1995                          By:  /s/ W. Gene Webb
                                           ---------------------------------
                                           W. Gene Webb
                                           Executive Vice-President and
                                           Corporate Secretary



April 13, 1995                          By:  /s/ Nick DeMare
                                           ---------------------------------
                                           Nick DeMare
                                           Principal Financial and
                                           Accounting Officer and Treasurer



April 13, 1995                          By:  /s/
                                           ---------------------------------
                                           William C. Bleimeister
                                           Director

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
North Lily Mining Company:


We have audited the consolidated financial statements and the financial statement schedules of North Lily Mining Company and Subsidiaries listed in Item 14(a) of this Form 1O-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Lily Mining Company and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

These financial statements have been prepared on the assumption that the Company will be able to carry on as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has a working capital deficiency at December 31, 1994, losses from continuing operations for each of the three years ended December 31, 1994, and no operating cash flow to meet ongoing obligations. In addition there are certain potential liabilities which may have an adverse effect on the Company (see note 14). These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded on the balance sheet.



                                                        COOPERS & LYBRAND L.L.P.

Oakland, California
April 13, 1995

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS, December 31, 1994 and 1993
                                ---------------

      ASSETS                                                                    1994            1993
                                                                             ----------      ----------
Current assets:
 Cash and cash equivalents                                                   $   38,954      $   40,070
 Marketable securities                                                          299,874         795,183
 Trade and other receivables                                                     49,201          62,196
 Inventory                                                                      101,750         151,744
 Other current assets                                                                 -           6,737
                                                                             ----------      ----------
    Total current assets                                                        489,779       1,055,930

Plant and equipment, net                                                        461,185         904,171
Mineral properties, net                                                       4,048,059       4,273,393
Other assets                                                                    106,025         121,297
                                                                             ----------      ----------
    Total assets                                                             $5,105,048      $6,354,791
                                                                             ==========      ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                            $  402,955      $  274,076
 Accrued and other liabilities                                                   68,000         356,439
 Reclamation liabilities                                                        152,119         250,000
 Due to former officers and directors                                           156,250         156,250
 Due to International Mahogany Corp.                                                  -         290,715
 Notes payable to Baja Gold, Inc.                                               201,337               -
                                                                             ----------      ----------
    Total current liabilities                                                   980,661       1,327,480

Due to International Mahogany Corp.                                             648,973               -
Indebtedness to be settled with shares                                          354,250               -
Due to officers                                                                 165,000               -
                                                                             ----------      ----------
    Total liabilities                                                         2,148,884       1,327,480
                                                                             ----------      ----------
Commitments and contingencies and going concern (Notes 1 and 14)

Subsequent event (Note 17)

Shareholders' equity:
 Common stock, $0.10 par value; authorized 30,000,000 shares;
   issued 23,420,842 shares as of December 31, 1994 and 1993                  2,342,084       2,342,084
 Additional paid-in capital                                                  48,545,382      48,545,382
 Accumulated deficit                                                        (47,913,907)    (45,842,760)
 Treasury stock, at cost, 144,830 shares
   as of December 31, 1994 and 1993                                             (17,395)        (17,395)
                                                                             ----------      ----------
    Total shareholders' equity                                                2,956,164       5,027,311
                                                                             ----------      ----------
    Total liabilities and shareholders' equity                               $5,105,048      $6,354,791
                                                                             ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH LILY MINING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1994, 1993 and 1992
                                _______________


                                          1994          1993          1992
                                       -----------   -----------   -----------
Sales revenue                          $         -   $ 1,409,836   $ 3,194,916
Cost of sales                                    -     2,490,296     4,450,271
Depletion and depreciation                       -       504,415       891,524
                                       -----------   -----------   -----------
   Gross loss                                    -    (1,584,875)   (2,146,879)

Operating expenses:
 General and administrative expenses       862,735     1,721,390     2,460,910
 Exploration and property carrying
  costs                                    432,425       430,089       249,390
 Abandonment of mineral properties         197,850        52,912       469,492
 Provision for diminution in value
  of mineral properties                    300,000             -       700,000
 Shipment embargo costs                          -             -       258,178
                                       -----------   -----------   -----------
   Operating loss                       (1,793,010)   (3,789,266)   (6,284,849)

Other income (expense):
 Interest income                             1,275        48,895       112,072
 Interest expense                                -       (36,233)      (56,061)
 Net realized gain (loss) on sale of
  marketable securities                    170,494       (11,882)     (588,179)
 Unrealized loss on marketable
  securities                                     -             -      (135,824)
 Gain on sale of equipment                       -             -       482,338
 Writedown of mill equipment              (371,897)     (664,515)            -
 Gain on sale of Dragon Mining Corp.             -       729,547             -
 Loss on sale of International
  Mahogany Corp.                                 -    (2,928,595)            -
 Realized loss on sale of
  subsidiary's stock                             -             -      (281,221)
 Restructuring costs                             -      (512,933)            -
 Other, net                                (78,009)      275,626       282,701
                                       -----------   -----------   -----------

   Loss from continuing operations,
    before inority interest in loss
    of subsidiaries                     (2,071,147)   (6,889,356)   (6,469,023)

Minority interest in loss of
 subsidiaries                                    -       602,623     1,771,095
                                       -----------   -----------   -----------
   Loss from continuing operations      (2,071,147)   (6,286,733)   (4,697,928)

Earnings (loss) from discontinued
 operations                                      -        15,114      (512,379)
                                       -----------   -----------   -----------
   Net loss                            $(2,071,147)  $(6,271,619)  $(5,210,307)
                                       ===========   ===========   ===========

Net loss per common share:

   Loss from continuing operations     $     (0.09)  $     (0.27)  $     (0.25)
                                       ===========   ===========   ===========
   Net loss                            $     (0.09)  $     (0.27)  $     (0.28)
                                       ===========   ===========   ===========

Weighted average common shares
 outstanding                            23,276,012    23,312,343    18,603,597
                                       ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH LILY MINING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              for the years ended December 31, 1994, 1993 and 1992
                                _______________

                                   Common Stock          Additional
                             -------------------------    Paid-In      Accumulated    Treasury
                                Shares       Amount       Capital        Deficit       Stock
                             ------------  -----------  ------------  -------------  ---------
Balance, December 31, 1991    21,248,642    2,124,864    47,885,244    (34,360,834)   (17,380)

Net loss year ended
 December 31, 1992                     -            -             -     (5,210,307)         -
Common stock issued for
 cash                          2,140,000      214,000       883,875              -          -
Company stock sold by
 subsidiary                            -            -             -              -          -
Cancellation of notes
 receivable                     (153,800)     (15,380)     (307,437)             -          -
Sale of notes receivable               -            -             -              -          -
Accumulated foreign
 currency translation
 adjustment                            -            -             -              -          -
                              ----------   ----------   -----------   ------------   --------
Balance, December 31, 1992    23,234,842    2,323,484    48,461,682    (39,571,141)   (17,380)

Net loss year ended
 December 31, 1993                     -            -             -     (6,271,619)         -
Common stock issued for
 services                        186,000       18,600        83,700              -          -
Common stock repurchased               -            -             -              -        (15)
Company stock sold by
 subsidiary                            -            -             -              -          -
Accumulated foreign
 currency translation
 adjustment                            -            -             -              -          -
                              ----------   ----------   -----------   ------------   --------
Balance, December 31, 1993    23,420,842    2,342,084    48,545,382    (45,842,760)   (17,395)

Net loss year ended
 December 31, 1994                     -            -             -     (2,071,147)         -
                              ----------   ----------   -----------   ------------   --------
Balance, December 31, 1994    23,420,842   $2,342,084   $48,545,382   $(47,913,907)  $(17,395)
                              ==========   ==========   ===========   ============   ========
                                                   Accumulated
                                      Company         Notes        Foreign
                                       Stock       Receivable      Currency
                                      Held by         from        Translation
                                   Subsidiaries    Shareholders   Adjustment      Total
                                   -------------  -------------  ------------  ------------
Balance, December 31, 1991           (5,435,817)      (408,319)      869,375    10,657,133

Net loss year ended
 December 31, 1992                            -              -             -    (5,210,307)
Common stock issued for
 cash                                         -              -             -     1,097,875
Company stock sold by
 subsidiary                             196,340              -             -       196,340
Cancellation of notes
 receivable                                   -        322,817             -             -
Sale of notes receivable                      -         85,502             -        85,502
Accumulated foreign
 currency translation
 adjustment                                   -              -    (1,616,854)   (1,616,854)
                                   ------------   ------------   -----------   -----------
Balance, December 31, 1992           (5,239,477)             -      (747,479)    5,209,689

Net loss year ended
 December 31, 1993                            -              -             -    (6,271,619)
Common stock issued for
 services                                     -              -             -       102,300
Common stock repurchased                      -              -             -           (15)
Company stock sold by
 subsidiary                           5,239,477              -             -     5,239,477
Accumulated foreign
 currency translation
 adjustment                                   -              -       747,479       747,479
                                   ------------   ------------   -----------   -----------
Balance, December 31, 1993                    -              -             -     5,027,311

Net loss year ended
 December 31, 1994                            -              -             -    (2,071,147)
                                   ------------   ------------   -----------   -----------
Balance, December 31, 1994         $          -   $          -   $         -   $ 2,956,164
                                   ============   ============   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                   NORTH LILY MINING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1994, 1993 and 1992

                             _____________________

                                                                                                1994          1993          1992
                                                                                            ------------  ------------  ------------
Cash flows from operating activities:
 Net loss                                                                                   $(2,071,147)  $(6,271,619)  $(5,210,307)
                                                                                            -----------   -----------   -----------
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depletion and depreciation                                                                   129,734       504,415       891,524
   Provision for diminution in value of mineral properties                                      300,000             -       700,000
   Abandonment of mineral properties                                                            197,850        52,912       469,492
   Minority interest in loss of subsidiaries                                                          -      (557,281)   (3,308,231)
   Net realized loss (gain) on sale of marketable securities and investments                   (170,494)       11,882       588,179
   Realized loss on sale of subsidiary's stock                                                        -             -       281,221
   Gain on foreign currency transaction                                                               -      (534,727)     (271,432)
   Unrealized loss on valuation of marketable securities and investments                              -             -       135,824
   Gain on sale of equipment                                                                          -             -      (482,338)
   Writedown of mill equipment                                                                  371,897       664,515             -
   Gain on sale of Dragon Mining Corp.                                                                -      (729,547)            -
   Loss on sale of International Mahogany Corp.                                                       -     2,928,595             -
   Issuance of common stock for services rendered                                                     -       102,300             -
   Indebtedness to be settled with shares                                                       354,250             -             -
   Realized loss on sale of notes receivable                                                          -             -        33,002
   Decrease in notes receivable                                                                       -             -       239,042
   Decrease (increase) in trade and other receivables                                            12,995       (38,914)       60,850
   Decrease in inventory                                                                         49,994        73,315       834,710
   Decrease in other assets                                                                      22,009       144,668        55,896
   Increase (decrease) in accounts payable                                                      128,879       405,405       (62,359)
   Increase (decrease) in accrued and other liabilities                                        (288,439)      101,644       199,020
   Increase (decrease) in reclamation liabilities                                               (97,881)      171,411        35,752
   Increase in due to former officers                                                                 -       156,250        50,000
   Increase in due to officers                                                                  165,000             -             -
   Decrease in taxes payable                                                                          -        (2,173)     (713,955)
   Discontinued operations                                                                            -             -     1,953,115
                                                                                            -----------   -----------   -----------
    Total adjustments                                                                         1,175,794     3,454,670     1,689,312
                                                                                            -----------   -----------   -----------
    Net cash used in operating activities                                                      (895,353)   (2,816,949)   (3,520,995)
                                                                                            -----------   -----------   -----------
Cash flows from investing activities:
 Acquisition and exploration of mineral properties,
   net of option payments and foreign taxes received                                           (300,017)      199,178    (3,050,869)
 Acquisition of equipment                                                                       (31,144)      (46,249)     (342,977)
 Proceeds received on disposal of equipment                                                           -             -       589,183
 Proceeds from sale of marketable securities and investments                                    665,803       927,639     1,793,341
 Purchase of marketable securities and investments                                                    -      (300,091)     (383,942)
 Purchase of subsidiary's stock                                                                       -             -      (213,005)
 Proceeds from sale of Company's investment in subsidiary's stock                                     -       500,000       342,469
   Less:  Cash disposed on sale of subsidiary                                                         -       (93,439)            -
 Proceeds from sale of discontinued operations                                                        -       400,000             -
 Purchase of treasury stock                                                                           -           (15)            -
                                                                                            -----------   -----------   -----------
    Net cash provided by (used in) investing activities                                         334,642     1,587,023    (1,265,800)
                                                                                            -----------   -----------   -----------
Cash flows from financing activities:
 Notes payable to Baja Gold, Inc.                                                               201,337             -             -
 Advances from International Mahogany Corp.                                                     358,258       195,146             -
 Proceeds from issuance of common stock                                                               -             -     1,097,875
 Proceeds from subsidiary's sale of Company's stock                                                   -             -       196,340
 Proceeds from sale of notes receivable                                                               -             -        52,500
                                                                                            -----------   -----------   -----------
    Net cash provided by financing activities                                                   559,595       195,146     1,346,715
                                                                                            -----------   -----------   -----------
Effect of exchange rate changes on cash                                                               -             -      (134,961)
                                                                                            -----------   -----------   -----------
    Net decrease in cash and cash equivalents                                                    (1,116)   (1,034,780)   (3,575,041)

Cash and cash equivalents at beginning of year                                                   40,070     1,074,850     4,649,891
                                                                                            -----------   -----------   -----------
Cash and cash equivalents at end of year                                                    $    38,954   $    40,070   $ 1,074,850
                                                                                            ===========   ===========   ===========

                                         Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
 Interest                                                                                   $     2,611   $    36,233   $    56,061
                                                                                            ===========   ===========   ===========
 Income taxes                                                                               $         -   $         -   $         -
                                                                                            ===========   ===========   ===========

                        Supplemental Schedule of Non-cash Investing and Financing Activities (see Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                _______________



1. Going Concern:

   During 1994, 1993, and 1992 the Company incurred net losses of $2,071,147, $6,271,619 and $5,210,307, respectively and at December 31, 1994 has a working capital deficiency of $490,882. During 1994 and 1993 the Company used cash in operating activities of $895,353 and $2,816,949, respectively.

   During 1993 the Company ceased operations at its Silver City mine and suspended mining operations at its Tuina mine (note 7). As a result the Company has no operating cash flow to meet ongoing obligations. The Company has continually been selling non-essential Company assets to fund ongoing operations and property commitments over the past three years. The Company requires funds for its future operations and will attempt to meet its ongoing liabilities as they fall due through the sale of marketable securities or mineral properties. There can be no assurance that the Company will be able to raise funds or be successful in resolving its contingent liabilities, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded on the balance sheet.

   See also Note 17.


2. Summary of Significant Accounting Policies:

   Principles of Consolidation:

   The consolidated financial statements include the accounts of North Lily Mining Company, a Utah corporation, and all of its subsidiaries (the "Company"). The Company's significant subsidiary is Minera Northern Resources, S.A. ("Minera") (a 100% owned Chilean corporation). All significant intercompany transactions, accounts, and investments have been eliminated. See also Note 4.

   Cash Equivalents:

   The Company defines cash equivalents as all short-term highly liquid investments with original maturity dates less than 90 days.

   Marketable Securities:

   Current marketable equity securities are carried at the lower of their aggregate cost or market value. Net realized gains and losses on security transactions are determined on the specific identification cost basis. Unrealized losses net of unrealized gains are included in the determination of net loss.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                _______________


2. Summary of Significant Accounting Policies, continued:

   Inventory:

   Finished products are recorded at the lower of first-in, first-out cost or market. In-process heap leach ore, which principally includes unleached ore placed on heap leach pads, is valued at the lower of moving average production cost or net realizable value. Costs are removed from inventory on a first-in, first-out basis. Major mining and milling supplies are stated at the lower of first-in, first-out cost or market.

   Plant and Equipment:

   Plant and equipment is carried at cost net of write-downs. Mill and equipment are depreciated using the straight-line method over their estimated useful lives of 5 to 15 years or the units-of-production method based on estimated tons of ore reserves if the equipment is located at a producing property with a shorter economic life. Mining equipment is being depreciated using the straight-line method over their estimated useful lives of 3 to 15 years or the units-of-production method based on estimated tons of ore reserves if the equipment is located at a producing property with a shorter economic life. Office equipment and fixtures are being depreciated using the straight-line method over their estimated useful lives of 3 to 10 years.
   When such assets are sold or otherwise disposed of the costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are charged to operations. Carrying values of plant and equipment are reviewed on a regular basis and, when necessary, are written down to their estimated recoverable amount.

   Mineral Properties:

   Direct costs related to the acquisition, exploration and development of mineral properties held or controlled by the Company are deferred on an individual property basis until viability of a property is determined. General exploration costs are expensed as incurred. When a property is placed in commercial production, such deferred costs are depleted using the units-of-production method. Management of the Company periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records from previous mine operations, results of exploration activities conducted to date, estimated future metal prices, and reports and opinions of outside geologists, mine engineers and consultants. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

   Investments in unincorporated joint ventures to explore and develop mineral properties are recorded using the cost method. Unincorporated joint ventures that have entered the production stage are proportionately consolidated.

   Foreign Currency Translation:

   Results of operations for foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated using the average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current rates. Resulting translation adjustments are recorded in currency translation adjustments in shareholders' equity. For foreign subsidiaries, whose functional currency is the U.S. dollar, currency gains and losses resulting from translation and transactions are determined using a combination of current and historical rates and are included in the results of operations.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                _______________


2. Summary of Significant Accounting Policies, continued:

   Revenue from Gold and Silver Bullion/Copper Precipitate Sales:

   Revenue from gold and silver bullion sales is recorded at the time of shipment to the refiner if sold within a normal trading cycle. The price of each shipment is based generally on the closing London bullion price on the date of shipment or at the price negotiated under forward sales contracts. Subsequent adjustments for actual sales prices and for quantity variances based on refiner weights and assays are recorded when determined.

   Revenue from copper precipitate sales is recognized at the point of transferring the copper precipitate to the buyer's warehouse in Antofagasta, Chile. The value of each shipment is based on the average New York Commodity Exchange (Comex) High Grade first position price for the month of shipment. Subsequent adjustments for actual sales prices and for quantity variances based on refiner weights and assays are recorded when determined.

   Reclamation Costs:

   Post-closure reclamation and site restoration costs are estimated based upon environmental and regulatory requirements and accrued over the life of the mine using the units-of-production method. Current expenditures relating to ongoing environmental and reclamation programs are expensed as incurred.

   Income Taxes:

   Effective January 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires a change from the deferred method to the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax laws and rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this standard, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The adoption of SFAS No. 109 did not have any impact on the consolidated financial statements.

   Concentration of Credit Risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investments in marketable securities and receivables. The Company places its short-term cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Generally, these investments mature within 90 days and therefore are subject to minimal risk. The Company sells products on credit and generally does not require collateral.

   Loss Per Common Share:

   Loss per common share is calculated using the weighted average number of shares outstanding during the year. Loss per common share computations for each of the three years presented do not include the effect of outstanding stock options, as their effect is antidilutive.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                _______________


3. Discontinued Operations:

   Effective June 3, 1993, the Company's former subsidiary, International Mahogany Corp. ("Mahogany"), sold its wholly owned subsidiary, Mahogany Minerals U.S. Inc. ("Mahogany U.S."), for $1,200,000. Mahogany U.S. held substantially all of Mahogany's oil and gas interests. The sale of Mahogany U.S. resulted in a loss of $144,778 in 1993.

   The results of the oil and gas interests for 1993 and 1992 have been reported separately as discontinued operations in the Consolidated Statements of Operations. Summarized results of the oil and gas operations are as follows:

                                                            1994         1993
                                                         ---------   -----------
   Revenues                                              $ 522,717   $ 1,113,756
                                                         ---------   -----------
   Production costs                                         76,566       132,494
   Depletion and amortization                              169,118       418,811
   Other expenses                                           56,214       103,004
   Other items                                              15,585     2,508,962
                                                         ---------   -----------
                                                           317,483     3,163,271
                                                         ---------   -----------
   Earnings (loss) from discontinued
     operations before loss on sale of Mahogany U.S.       205,234    (2,049,515)
   Loss on sale of Mahogany U.S.                          (144,778)            -
                                                         ---------   -----------
   Earnings (loss) from discontinued operations             60,456    (2,049,515)

   Minority interest relating to discontinued
    operations                                             (45,342)    1,537,136
                                                         ---------   -----------
   Total earnings (loss) related to discontinued
    operations                                           $  15,114   $  (512,379)
                                                         =========   ===========

4. Disposition of Subsidiary Companies:

   a)  International Mahogany Corp.

       During 1993, the Company sold to Baja Gold, Inc. ("Baja") the Company's equity investment in Mahogany, consisting of 4,114,958 Class B subordinate voting shares and 150,000 Class A common shares of Mahogany (collectively the "Mahogany Shares"), representing a 25.2% equity and 60.1% voting control interest. Consideration received from Baja included: cash of $500,000; a note, bearing interest at 8% per annum, issued by Baja in the amount of $500,000; and 650,000 common shares of Baja, having a fair market value of $680,000 at the date of sale of the Mahogany Shares. See also Notes 13 and 14(c).

       As a result of the Company selling its equity interest in Mahogany, the Company's financial statements include the results of Mahogany's operations up to the date of disposition. During 1993, the Company recognized a loss on the sale of Mahogany of $2,928,595.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                _______________


4. Disposition of Subsidiary Companies, continued:

       The disposed net assets of Mahogany, and the computation of the loss on sale in 1993 are as follows:


       Net Assets of Mahogany
       -----------------------
           Current assets                                         $  1,531,804
           Long-term assets                                         12,857,716
           Liabilities                                              (1,158,485)
           Minority interest                                       (14,964,002)
           Company stock held                                        5,239,477
           Accumulated foreign currency translation
            adjustment                                               1,102,085
                                                                  ------------
                                                                  $  4,608,595
                                                                  ============

       The net asset value of Mahogany reflects the Company's original investment in Mahogany which is adjusted by the Company's proportionate share of Mahogany's operating results (increased for income and decreased for losses).

       Computation of Loss on Sale
       ---------------------------
           Proceeds on sale                           $1,680,000
           Net assets of Mahogany                      4,608,595
                                                      ----------
                                                      $2,928,595
                                                      ==========

   b)  Dragon Mining Corp.  ("Dragon")

       During 1993, the Company sold all its shares in Dragon to a third party for consideration of $1. Dragon had no assets; however, there was a liability, including accrued interest, on account of a note payable to a former director, of $729,548. As the liabilities of Dragon are no longer included in the consolidated financial statements of the Company a gain of $729,547 was recognized in 1993 on the sale.


5. Marketable Securities:

   Marketable securities consist of the following at December 31, 1994 and 1993:

                                            1994        1993
                                          --------   -----------

   Cost                                   $299,874    $  795,183
                                          ========    ==========
   Market value                           $537,217    $1,026,000
                                          ========    ==========

   See also Note 9.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                _______________


6. Plant and Equipment:

   Plant and equipment consist of the following at December 31, 1994 and 1993:


                                                         1994
                                  ----------------------------------------------
                                              Accumulated
                                     Cost     Depreciation  Writedown     Net
                                  ----------  ------------  ----------  --------
   Mill and equipment             $2,157,481    $1,092,966  $1,036,412  $ 28,103
   Mining equipment                  713,510       396,467           -   317,043
   Office equipment and fixtures     220,898       104,859           -   116,039
                                  ----------    ----------  ----------  --------
                                  $3,091,889    $1,594,292  $1,036,412  $461,185
                                  ==========    ==========  ==========  ========

                                                         1993
                                  ----------------------------------------------
                                              Accumulated
                                     Cost     Depreciation  Writedown     Net
                                  ----------  ------------  ----------  --------
   Mill and equipment             $2,157,481    $1,092,966  $  664,515  $400,000
   Mining equipment                  719,376       318,181           -   401,195
   Office equipment and fixtures     193,502        90,526           -   102,976
                                  ----------    ----------  ----------  --------
                                  $3,070,359    $1,501,673  $  664,515  $904,171
                                  ==========    ==========  ==========  ========


   Included in mill and equipment is an idle mill facility held for sale. During 1994, the Company wrote down the carrying value of the idle mill facility by $371,897 (1993 - $664,515) to its estimated net realizable value of $28,103.

7. Mineral Properties:

   The Company's investment in mineral properties at December 31, 1994 and 1993 is as follows:

                                                      1994        1993
                                                   ----------  ----------
   Mineral properties                              $6,180,184  $6,078,017
       Less:  Accumulated depletion                   925,125     897,624
              Provision for diminution in value     1,207,000     907,000
                                                   ----------  ----------
                                                   $4,048,059  $4,273,393
                                                   ==========  ==========

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                _______________


7. Mineral Properties, continued:

   Below is a breakdown of various Company properties with their respective net carrying values at December 31, 1994 and 1993.

                                    1994        1993
                                ----------  ----------
   U.S. PROPERTIES:
   ----------------
   Ashdown                      $        -  $  138,030
   Nine Mile                        71,397     371,397
   Tintic                        1,479,593   1,507,095
   Other                            21,716      21,716
                                ----------  ----------
                                 1,572,706   2,038,238
   CHILEAN PROPERTIES:
   -------------------
   Tuina                         2,475,353   2,235,155
                                ----------  ----------
                                $4,048,059  $4,273,393
                                ==========  ==========

   During 1993 the Company's Silver City mining operation located in Utah ceased operations and commenced reclamation work. As at December 31, 1994, the Company has accrued $152,119 (1993 - $250,000) as its share of estimated net future costs to complete its share of the reclamation work.

   The Company also suspended production at its Tuina Mine in Chile during 1993 due to negative cash flows. This operation is not expected to resume production until 1996 at the earliest, and requires the successful financing of the construction of a solvent extraction/electrowinning plant to produce cathode copper.

   See also Note 17.


8. Due to International Mahogany Corp.:

   The Company and Mahogany jointly hold two resource properties. During 1994 and 1993 Mahogany made advances to the Company to enable the Company to meet joint operation and other financial obligations. In addition during 1993, the Company assigned the $500,000 note issued by Baja at face value to Mahogany to settle $500,000 of amounts due to Mahogany.

   The indebtedness is non-interest bearing, unsecured and is without fixed terms of repayment. During 1994 Mahogany requested repayment of the indebtedness. The Company is reviewing alternative methods of repayment.


9. Notes Payable to Baja Gold, Inc.

   During 1994, the Company issued promissory notes totalling $201,337 (CDN$283,820) to Baja. The promissory notes mature on August 31, 1995 and bears interest at 7% per annum. The Company has pledged 150,000 shares of Baja as collateral.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                _______________


10. Taxes:

    Pretax loss from continuing operations consists of the following:

                                           1994          1993          1992
                                       ------------  ------------  ------------

   United States                       $(1,517,229)  $(4,671,599)  $(3,080,744)
   Foreign                                (553,918)   (2,217,757)   (3,388,279)
                                       -----------   -----------   -----------
                                       $(2,071,147)  $(6,889,356)  $(6,469,023)
                                       ===========   ===========   ===========

    The components of the foreign pretax loss from continuing operations are as follows:

                                           1994          1993          1992
                                       -----------   -----------   -----------
   Mahogany                            $         -   $  (856,576)  $(2,742,974)
   Minera                                 (553,918)   (1,361,181)     (645,305)
                                       -----------   -----------   -----------
                                       $  (553,918)  $(2,217,757)  $(3,388,279)
                                       ===========   ===========   ===========

   The Company no longer has Canadian loss carryforwards due to the disposition of Mahogany in 1993 (see Note 4(a)).

   For U.S. income tax reporting purposes, the Company has net operating loss carryforwards of approximately $16,900,000 expiring from 1997 to 2009. The Chilean loss carryforwards are approximately $2,950,000. Approximately $4,452,000 of the United States losses were acquired in the merger with Cumberland Gold, and utilization of these net operating losses is restricted to a maximum of $2,900,000 annually under Internal Revenue Code Section 382. In addition, the Company has U.S. capital loss carry forwards of approximately $27,400,000, expiring 1998. The U.S. net operating loss and the capital loss carryforwards are limited in their availability for use in any given year. In addition, certain other limitations are placed on the utilization of the net operating losses generated by the Company's subsidiaries.

   For U.S. income tax reporting purposes, the Company has not recorded deferred tax assets of approximately $5,746,000 as they are reduced by a valuation allowance of a like amount in accordance with SFAS No. 109.


11. Stock Option Agreements:

   1984 Incentive Stock Option Plan:

   During 1984 the shareholders approved an incentive stock option plan (the "Plan") for officers and key employees that provided for grants of options to purchase up to 300,000 shares of unregistered common stock. In 1990, the Board of Directors approved an amendment to the Plan to increase the shares available for option grants to 2,500,000. The options granted under the Plan are immediately exercisable at the fair market value of the free trading common stock on the date of grant or 110% of such value if the optionee owned more than 10% of the combined voting power of all classes of Company stock as of the grant date. The options expire a maximum of ten years from the date of grant.

   Additional Stock Options Granted:

   During 1987, the Company granted options to an individual, who was a former director and employee, to purchase 150,000 shares of unregistered common stock at $1.10 per share, exercisable for a period up to five years. These options expired unexercised during 1992.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                _______________


11. Stock Option Agreements, continued:

    A summary of the Company's stock option activity is as follows:

                                                          Option
                                              Number       Price
                                             of Shares   Per Share
                                            -----------  ---------
                                                             $
        Outstanding at December 31, 1990     2,220,000    .75-1.10
        Cancelled                             (395,000)      .75
                                            ----------

        Outstanding at December 31, 1991     1,825,000    .75-1.10
        Granted                                750,000       .75
        Cancelled                              (12,500)      .75
        Cancelled                             (150,000)     1.10
                                            ----------

        Outstanding at December 31, 1992     2,412,500       .75
        Cancelled                           (2,352,500)      .75
                                            ----------

        Outstanding at December 31, 1993        60,000       .75
        Granted                              2,480,000       .20
        Cancelled                              (60,000)      .75
        Cancelled                             (225,000)      .20
                                            ----------
                                             2,255,000       .20
                                            ==========
        Exercisable at December 31, 1993     2,255,000       .20
                                            ==========

    By agreement dated August 6, 1993, the Company originally agreed to extend the period of stock options, for the purchase of 1,400,000 shares, granted to the former Chairman and President of the Company (the "Options"), to expire on August 31, 1995. In addition, the exercise price of the Options was to be adjusted. As at December 31, 1994, the extension and repricing of the Options are being reviewed.


12. Purchase and Sale of Subsidiary's Stock:

    During the year ended December 31, 1993, the Company sold all of its holdings in the shares of the outstanding common stock of Mahogany and Dragon. See also Note 4.

    During the year ended December 31, 1992:

    . The Company acquired 297,300 shares of the outstanding common stock of Mahogany for $213,005 in cash. The excess of acquired proportional share of net assets over cost of $173,000 resulting from the step acquisition was allocated to reduce the carrying value of the mineral properties of Mahogany which were consolidated by the Company.

    . The Company sold 520,500 shares of the outstanding common stock of Mahogany for $342,469 and realized a loss of $281,221.

    The effect of these transactions resulted in decreasing the Company's ownership interest and voting control interest in Mahogany at December 31, 1992 to 25.2% and 60.1%, respectively.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                _______________


13. Related Party Transactions:

   During the year ended December 31, 1994:

   . The Company was charged management, consulting and office administration fees and salaries of $271,350 by officers and companies under significant influence of certain current and former officers of the Company. The companies also made disbursements on behalf of the Company. As at December 31, 1994, $338,905 remained unpaid. Of this amount $150,000, $165,000 and $23,905 have been included in indebtedness to be settled with shares, due to officers and accounts payable, respectively. See also Note 14(f).

   During the year ended December 31, 1993:

   . The Company was charged management, consulting and office administration fees of $106,167 by companies under significant influence of certain current directors and officers of the Company. As at December 31, 1993, $82,167 remained unpaid and has been included in accrued and other liabilities.

   . The Company was charged for management, consulting and office administration fees of $144,139 by companies under significant influence of former directors and officers of the Company. As at December 31, 1993, $39,000 remained unpaid and has been included in accrued and other liabilities.

   . The Company settled $500,000 of amounts due to Mahogany by way of assignment of a $500,000 promissory note issued by Baja (the "Baja Note"). See also Notes 4(a) and 8. The Company recorded interest income of $11,778 on the Baja Note prior to the assignment. The amount remained unpaid at December 31, 1993 and was included in other receivables.

   . As a result of a change in management, the Company incurred charges of $212,500 for a severance package negotiated with the Company's former Chairman and President. In addition, $212,500 was incurred by the Company's former subsidiary, Mahogany. These amounts have been included as part of the Company's restructuring costs. Although Mahogany's portion of the termination charge has been included in the Company's Consolidated Statements of Operations, its liabilities are no longer included in the Consolidated Balance Sheets (see Note 4). As at December 31, 1994, $156,250 remained unpaid and has been included in due to former officers and directors.

   During the year ended December 31, 1992:

   . The Company paid management, consulting, and office administration fees of $245,502 to companies under the significant influence of certain directors of the Company.

   . The Company cancelled $322,817 of notes receivable from shareholders. In return, the Company received 153,800 shares of North Lily common stock collateralizing these notes. The Company sold $85,502 of notes receivable from shareholders to an unrelated party for $52,500.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                _______________


14.  Commitments and Contingencies:

   (a) The Company has future commitments, and advance royalties payable for the base terms of certain agreements, assuming no extensions, as follows:

                                            Total
                                          ----------
           1995                           $  146,000
           1996                              140,000
           1997                              134,000
           1998                              127,000
           1999                            1,150,000
                                          ----------
                                          $1,697,000
                                          ==========

       Rent expense for the years ended December 31, 1994, 1993 and 1992, was $12,769, $92,873 and $100,249, respectively.

   (b) The Tuina copper project is subject to a 5% in-kind royalty on gross production, with a minimum of 16 tonnes of copper per month commencing August 1, 1995.

   (c) The Company and certain current and former directors and officers of the Company, amongst others, were named as defendants in a lawsuit filed in the Federal Court in South Carolina in 1993. The lawsuit was initiated by three Company shareholders (the "Plaintiffs"). The Plaintiffs alleged that the disposition of Mahogany, as described in Note 4(a), was wrongful. The Plaintiffs were seeking injunctive relief and rescission of the transaction, as well as actual and punitive damages and costs of the action. In 1994 the court dismissed the lawsuit.

   (d) During 1992, a mining contractor formerly employed by the Company's 50% owned Chilean affiliate initiated a claim for unpaid services and damages. Final settlement with the former contractor was reached at the
       end of 1993, in which the Company paid $100,042 in 1994.   As at December
       31, 1994, $30,000 remains unpaid by the Company and is included in accrued and other liabilities.

   (e) The Company and other third parties are subject to a multi-count claim filed with the U.S. District Court in Butte, Montana claiming that, as a result of exploration activity in the Southern Cross area, local ground water supplies have been contaminated and reduced. Despite studies prepared privately and by the Department of State Lands (Montana) in 1992 which found no evidence of earlier claims, the plaintiff continues to seek alternative legal approaches against the defendants. The Company believes the claims are without merit and will continue to defend itself vigorously.

   (f) The Company has negotiated with certain of its creditors to settle its indebtedness through the issuance of common stock of the Company, at an ascribed price of $0.30 per share. As at December 31, 1994, the amount totalled $354,250. In addition, at December 31, 1994, the Company has recorded $165,000 as due to officers. The officers have agreed not to demand repayment until January 2, 1996, at which time the indebtedness may be either settled with cash, if available, or the issuance of shares of the Company, at an ascribed price of $0.30 per share.

   (g) During 1994, a former officer of the Company filed a complaint in the U.S. Superior Court in Maricopa, Arizona seeking unpaid vacation pay, together with interest thereon, treble damages, costs and attorneys fees. The Company subsequently paid the former officer $20,834 representing the Company's calculation of its share of amounts owed. However, the Company is disputing the former officer's computation of the claim and also disputes any award for treble damages. A trial date is scheduled in 1995.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                _______________


15.  Supplemental Schedule of Non-cash Investing and Financing Activities:

   At December 31, 1994, 1993, and 1992, non-cash investing and financing activities are as follows:


                                                               1994          1993         1992
                                                             --------      --------     --------
   Excess of acquired proportional share of net assets
       over cost applied to mineral property                 $      -      $      -     $173,000
   Exchange of notes receivable from shareholders
       for return of common stock                                   -             -      322,817
   Common stock issued for services rendered                        -       102,300            -
   Baja shares received on sale of Mahogany                         -       680,000            -
   Baja note received on sale of Mahogany                           -       500,000            -
   Exchange of Baja note on settlement of amounts due
       to Mahogany                                                  -       500,000            -
   Note receivable received on sale of discontinued
    operations                                                      -       800,000            -

16.  Segment Information:

   The following summary represents geographic information for the Company's United States, Canadian, and Chilean operations as of and for the years ended December 31, 1994, 1993 and 1992:

                              United States       Canada         Chile        Elimination              Total
                              --------------    -----------   ------------   -------------         ------------
   1994
       Sales revenue          $           -     $        -    $         -      $         -         $         -
       Net loss                  (1,517,229)             -       (553,918)               -          (2,071,147)
       Identifiable assets        2,249,173              -      2,855,875                -           5,105,048

   1993
       Sales revenue          $     261,881     $        -    $ 1,147,955      $         -         $ 1,409,836
       Net loss                  (4,766,881)       (57,036)    (1,447,702)               -          (6,271,619)
       Identifiable assets        3,538,807              -      2,815,984                -           6,354,791

   1992
       Sales revenue          $   2,274,028     $        -    $   920,888                -         $ 3,194,916
       Net loss                  (4,245,371)      (153,637)      (811,299)               -          (5,210,307)
       Identifiable assets       12,839,336      7,991,436      4,032,339       (2,395,914)/(a)/    22,467,197


   /(a)/  To eliminate intercompany receivables.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                _______________


16.  Segment Information, continued:

   The following summary represents segmental information for the Company's activities as of and for the years ended December 31, 1994, 1993 and 1992:

                                           Gold                     Discontinued
                                         and Silver      Copper      Operations       Total
                                        ------------  ------------  ------------  -------------
   1994:
       Sales revenue                    $         -   $         -   $         -   $          -
       Net loss                          (1,517,229)     (553,918)            -     (2,071,147)
       Identifiable assets                2,249,173     2,855,875             -      5,105,048
       Depletion and depreciation            41,875        87,858             -        129,734
       Mineral property expenditures         59,819       240,198             -        300,017

   1993:
       Sales revenue                    $   261,881   $ 1,147,955   $         -    $ 1,409,836
       Net loss                          (4,884,373)   (1,447,702)       60,456     (6,271,619)
       Identifiable assets                3,538,807     2,815,984             -      6,354,791
       Depletion and depreciation           225,414       279,001             -        504,415
       Mineral property recoveries          (31,920)     (167,258)            -       (199,178)

   1992:
       Sales revenue                    $ 2,274,028   $   920,888   $         -    $ 3,194,916
       Net loss                          (2,349,493)     (811,299)   (2,049,515)    (5,210,307)
       Identifiable assets               15,712,213     5,337,611     1,417,373     22,467,197
       Depletion and depreciation           744,374       147,150             -        891,524
       Mineral property expenditures         85,122     2,965,747             -      3,050,869

   The Company did not generate any revenue during 1994.

   The Company's 1993 consolidated revenues for gold and silver were from sales to one customer and for copper were from sales to one customer. The Company believes that the loss of any of these customers would have no material adverse impact on the Company because of the active worldwide market for gold and silver, copper, and oil and gas.

   During 1992, the Company's gold and silver revenues were generated solely from the Silver City Joint Venture. In February 1993, the Silver City reserves were exhausted and the facility ceased operations. Residual gold leaching continued in 1993.


17.  Subsequent Event

   Subsequent to December 31, 1994, the Company and Mahogany agreed to a restructuring of the Company's ownership interest of the Tuina Project (the "Restructuring Agreement"). In settlement of the Company's outstanding debt of $683,979 to Mahogany (as at March 28, 1995) the Company has reduced its ownership in the Tuina Project from 50% to 41%. The Restructuring Agreement also provides for terms by which the Company's remaining interest in the Tuina Project will be impacted, as follows:

      i) the Company's interest in the Tuina Project will be reduced by a further 5% upon receipt of an independent bankable feasibility study (the "Feasibility Study") by June 30, 1995. The Feasibility Study will be funded either by Mahogany or a third party;

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                _______________


17.  Subsequent Event, continued:

       ii) the Company may be required to sell a further 10% interest in the Tuina Project for $750,000 to a third party who will fund all project costs through completion of the Feasibility Study;

      iii) all participants will be responsible for contributing their share of funding following completion and delivery of the Feasibility Study. The failure of any participant to contribute its share of funding will result in a dilution of that participant's interest in accordance with a dilution formula. Once a participant's interest has been diluted to 10%, then the ownership interest will convert to a 10% net profits interest; and

       iv) the Company has the option, under certain circumstances, to increase its ownership interest to 55% in consideration of repayment of the $683,979 of debt, funding the costs of the Feasibility Study and project costs through completion of the Feasibility Study.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES
                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
             for the years ended December 31, 1994, 1993 and 1992
                                ---------------

                                                              Additions
                                                        -----------------------
                                           Balance at   Charged       Charged                            Balance
                                           Beginning       to        to Other                            at End
Description                                 of Year     Expenses    Retirements    Deductions            of Year
- -----------                                ----------   --------    -----------    ----------          ------------
Year ended December 31, 1994:

  Valuation on marketable securities       $        -   $       -    $         -    $         -         $         -
                                           ==========   =========    ===========    ===========         ===========

Year ended December 31, 1993:

  Valuation on marketable securities       $1,084,176   $       -    $         -    $(1,084,176)/(1)/   $         -
                                           ==========   =========    ===========    ===========         ===========

Year ended December 31, 1992:

  Valuation on marketable securities       $1,111,755   $ 135,824    $         -    $  (163,403)/(1)/   $ 1,084,176
                                           ==========   =========    ===========    ===========         ===========

  Valuation on long-term investments       $1,873,274   $       -    $         -    $(1,873,274)/(2)/   $         -
                                           ==========   =========    ===========    ===========         ===========

(1)  Includes reversal of provisions on sale of marketable securities.

(2) Includes reversal of provisions on sale of long-term investments and miscellaneous reclassifications.