Form 10-Q
period 1995-03-31
NORTH LILY MINING CO
filed 1995-05-15
CIK 72655

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    March 31, 1995
                                               ------------------

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                                  EXCHANGE ACT

                                    0-16740
                                  -----------
                            (Commission File Number)


                           NORTH LILY MINING COMPANY
                         ----------------------------
             (Exact name of registrant as specified in its charter)


                      UTAH                               87-0159350
                    --------                           --------------
            (State of Incorporation)         (IRS Employer Identification No.)

SUITE 210, 1800 GLENARM PLACE, DENVER, COLORADO             80202
- ------------------------------------------------          ---------
    (Address of principal executive offices)              (ZIP Code)

                                 (303) 294-0427
                               ------------------
              (Registrant's telephone number, including area code)

                                      N/A
                                    -------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes     X                                 No
                   -------                                  ------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: March 24, 1995

                                          Common shares               23,276,012

                           NORTH LILY MINING COMPANY
                           -------------------------

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995


                                     INDEX
                                     -----

Part I. Financial Information:

  Item 1. -  Condensed Consolidated Balance Sheets -
             March 31, 1995 and December 31, 1994........................................   3

          -  Condensed Consolidated Statements of Cash Flow -
             Three Months Ended March 31, 1995 and 1994..................................   4

          -  Condensed Consolidated Statements of Operations -
             Three Months Ended March 31, 1995 and 1994..................................   5

          -  Condensed Consolidated Statements of Shareholder's Equity -
             March 31, 1995 and December 31, 1994........................................   6

          -  Notes to Condensed Consolidated Financial Statements........................   7

  Item 2. -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............................   9


Part II.  Other Information:

  Item 6. -  Exhibits and Reports on Form 8-K............................................   10

             Signature...................................................................   11


NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)




ASSETS                                                March 31,    December 31,
                                                        1995           1994
                                                    -------------  -------------
Current assets:
 Cash and cash equivalents                          $    135,139   $     38,954
 Marketable securities                                   255,210        299,874
 Accounts receivable                                      57,996         49,201
 Inventory                                               101,750        101,750
                                                    ------------   ------------
     Total current assets                                550,095        489,779
Plant and equipment, net                                 393,041        461,185
Mineral properties, net                                3,976,207      4,048,059
Other assets                                             106,025        106,025
                                                    ------------   ------------
     Total assets                                   $  5,025,368   $  5,105,048
                                                    ============   ============


LIABILITIES

Current liabilities:
 Accounts payable and accrued liabilities           $    525,226   $    470,955
 Reclamation liabilities                                 112,529        152,119
 Due to former officers and directors                    156,250        156,250
 Notes payable to Baja Gold, Inc.                        202,844        201,337
                                                    ------------   ------------
     Total current liabilities                           996,849        980,661
Due to International Mahogany Corp.                      766,290        648,973
Indebtedness to be settled with shares                   354,250        354,250
Due to officers                                          165,000        165,000
                                                    ------------   ------------
     Total liabilities                                 2,282,389      2,148,884
                                                    ------------   ------------


SHAREHOLDERS' EQUITY

Common stock, $0.10 par value; authorized
 30,000,000 shares; issued 23,420,842
 shares as of March 31, 1995 and
 December 31, 1994                                     2,342,084      2,342,084
Additional paid-in capital                            48,545,382     48,545,382
Accumulated deficit                                  (48,127,092)   (47,913,907)
Treasury stock, at cost, 144,830 shares as of
 March 31, 1995 and December 31, 1994                    (17,395)       (17,395)
                                                    ------------   ------------
     Total shareholders' equity                        2,742,979      2,956,164
                                                    ------------   ------------
     Total liabilities and shareholders' equity     $  5,025,368   $  5,105,048
                                                    ============   ============

  The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                            For the three months ended:
                                                            March 31,         March 31,
                                                              1995              1994
                                                            ----------       ---------
Cash flows from operating activities:
 Net loss                                                    $(213,185)      $(247,043)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Amortization and depreciation                                10,644          14,443
   Net realized gain on sale of marketable securities
    and investments                                            (21,650)        (25,982)
   Increase in accounts receivable                              (8,795)        (46,822)
   Increase in inventory                                             -              (6)
   Decrease in other assets                                          -           7,887
   Increase in accounts payable and accrued liabilities         54,271          64,008
   Decrease in reclamation liabilities                         (39,590)        (32,728)
   Increase in notes payable to Baja Gold, Inc.                  1,507               -
                                                             ---------       ---------
     Net cash used in operating activities                    (216,798)       (266,243)
                                                             ---------       ---------
Cash flows from investing activities:
 Acquisition and exploration of mineral properties,
   net of option payments received                              71,852           9,790
 Proceeds from sale of marketable securities and
  investments                                                   66,314          62,445
 Proceeds from sale of mining equipment                         57,500               -
 Acquisition of mining equipment                                     -         (20,124)
                                                             ---------       ---------
     Net cash provided by investing activities                 195,666          52,111
                                                             ---------       ---------
Cash flows from financing activities:
 Advances from International Mahogany Corp.                    117,317         266,566
                                                             ---------       ---------
     Net cash provided by financing activities                 117,317         266,566
                                                             ---------       ---------
     Net increase in cash and cash equivalents                  96,185          52,434
Cash and cash equivalents at beginning of period                38,954          40,070
                                                             ---------       ---------
Cash and cash equivalents at end of period                   $ 135,139       $  92,504
                                                             =========       =========


  The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                      For the three months ended:
                                                        March 31,      March 31,
                                                          1995           1994
                                                        ----------    ----------
Operating expenses:
 General and administrative expenses                    $  232,239    $  239,996
 Exploration and property carrying costs                     5,662        31,681
                                                        ----------    ----------
   Operating loss                                         (237,901)     (271,657)
Other income (expense):
 Interest income                                             1,465        13,095
 Net realized gain on sale of marketable securities         21,650        25,982
 Other, net                                                  1,601       (14,443)
                                                        ----------    ----------
   Net loss                                             $ (213,185)   $ (247,043)
                                                        ==========    ==========

Net loss per common share                               $    (0.01)   $    (0.01)
                                                        ==========    ==========

Weighted average common shares outstanding              23,420,842    23,420,842
                                                        ==========    ==========


  The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the periods ended December 31, 1994 and March 31, 1995
(unaudited)


                                                  Common Stock       Additional
                                             ----------------------   Paid-in     Accumulated    Treasury
                                              Shares      Amount      Capital      Deficit        Stock      Total
                                             ----------  ----------  -----------  ------------   --------   -----------
Balance, December 31, 1993                   23,420,842  $2,342,084  $48,545,382  $(45,842,760)  $(17,395)  $ 5,027,311

Net loss for year ended December 31, 1994             -           -            -    (2,071,147)         -    (2,071,147)
                                             ----------  ----------  -----------  ------------   --------   -----------
Balance, December 31, 1994                   23,420,842   2,342,084   48,545,382   (47,913,907)   (17,395)    2,956,164

Net loss for period ended March 31, 1995              -           -            -      (213,185)         -      (213,185)
                                             ----------  ----------  -----------  ------------   --------   -----------
Balance, March 31, 1995                      23,420,842  $2,342,084  $48,545,382  $(48,127,092)  $(17,395)  $ 2,742,979
                                             ==========  ==========  ===========  ============   ========   ===========




   The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

GOING CONCERN

During 1994, 1993, and 1992 the Company incurred net losses of $2,071,147, $6,271,619 and $5,210,307, respectively and at December 31, 1994 has a working capital deficiency of $490,882 and for the three months ended March 31, 1995, incurred a loss of $213,185. At March 31, 1994 the Company had a working capital deficiency of $446,754.

During 1993 the Company ceased operations at its Silver City mine and suspended mining operations at its Tuina mine. As a result the Company has no operating cash flow to meet ongoing obligations. The Company has continually been selling non-essential Company assets to fund ongoing operations and property commitments over the past three years. The Company requires funds for its future operations and will attempt to meet its ongoing liabilities as they fall due through the sale of marketable securities or mineral properties. There can be no assurance that the Company will be able to raise funds or be successful in resolving its contingent liabilities, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded on the balance sheet.


DISCLOSURES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Regulation S-
X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All adjustments made in the preparation of interim period results, for the period ended March 31, 1995, are of a normal recurring nature. The operating result for the three month period ended March 31, 1995 is not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements for the year ended December 31, 1994.


LEGAL PROCEEDINGS

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

NORTH LILY MINING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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


COMMITMENTS

The Company negotiated with certain of its creditors to settle its indebtedness through the issuance of common stock of the Company at a later date, at an ascribed price of $0.30 per share. As at March 31, 1995 the amount totalled $354,250.

During 1994 the Company recorded $165,000 as due to officers relating to unpaid salaries. The officers agreed not to demand repayment of this amount until January 2, 1996, at which time the indebtedness may be either settled with cash, if available, or the issuance of shares of the Company, at an ascribed price of $0.30 per share. The amount remained outstanding at March 31, 1995. In addition, effective January 1, 1995, the officers have agreed to reduce their salary compensation by 10% ("1995 Compensation") and further agreed to only receive a 75% portion of the 1995 Compensation in cash and the remaining 25% portion as deferred compensation. The cash position will only be paid upon the Company completing a financing and the deferred compensation will only be paid in the event that the Company generates operating cash flow or completes a major financing. The deferred compensation may be either settled with cash or the issuance of common stock, at a predetermined price per share, at the officer's election. As at March 31, 1995, the Company has recorded $60,000 of the 1995 Compensation as accounts payable.

NORTH LILY MINING COMPANY

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
- -------------


RESTRUCTURING OF TUINA OWNERSHIP

Effective April 12, 1995 the Company and International Mahogany Corp. ("Mahogany") agreed to a restructuring of the ownership interest of the Tuina project. In settlement of the Company's outstanding debt to Mahogany as at March 28, 1995, the Company has reduced its ownership interest in Compania Minera Phoenix S.A. ("Phoenix") from 50% to 41%.

On April 19, 1995 Mahogany agreed to sell its 59% Phoenix interest to Yuma Gold Mines Limited ("Yuma") for a face value of approximately $4,425,000 and is scheduled to close on or before June 30, 1995.

Pursuant to the terms of the agreements between Mahogany, Yuma and the Company, subject to Canadian regulatory approvals, Yuma will acquire an additional 5% from the Company in exchange for funding project costs and a bankable feasibility study to be completed and delivered by June 30, 1995. In addition, the Company has agreed to sell a further 10% Tuina interest to Yuma for $750,000; payable $250,000 cash on the closing of the Mahogany/Yuma agreement; $166,000 cash or Yuma common shares upon commencement of Tuina commercial production; $250,000 cash or common shares upon the first anniversary of the closing of Mahogany/Yuma agreement; and $83,334 cash or common shares upon the first anniversary of commencement of commercial production at Tuina. The election of payment by cash or shares is at Yuma's discretion at a predetermined share valuation.

This restructuring allows the Company to retain a substantial interest in the Tuina project while eliminating the most significant debt of the Company as well as providing an infusion of cash. The bankable feasibility study commenced the first week of May 1995 and UM Engineering, a member of the Union Minera Group, has been retained to do the study. The completion of the bankable feasibility will allow the Company, in conjunction with its partner, to seek project and equity financing. Barring any unforeseen complication the Tuina project could be in production in the next 14 to 16 months.

The effect on the Company's balance sheet will be the elimination of the Company's indebtedness to Mahogany and a reduction of the Tuina asset for the same amount. The completion of project and equity financing and the start of production on the Tuina project will result in operating cash flow and enhance the Company's assets. While the Company expects that its agreement with Yuma will close, there is no guarantee that it will. If the agreement with Yuma does not close the Company will retain a 41% interest in the Tuina project and the Company will be required to obtain alternate financing to fund its carrying costs of the Tuina property and its general overhead costs.


RESULTS OF OPERATIONS

The Company incurred losses of $213,185 and $247,043 for the three month periods ended March 31, 1995 and 1994, respectively. There was no revenue, no depreciation and amortization charges and no costs of sales for the three month period ending March 31, 1995. The Company does not anticipate any revenue over the next year from current properties.

During the three month period ended March 31, 1995, the Company incurred $232,239 in general and administration expenses, compared to $239,996 for the comparable period in 1994. Exploration and property carrying costs were also reduced from $31,681 in 1994 to $5,662 in 1995. The reduced costs in 1995 is due primarily to reduced activities.

The Company did not generate sufficient funds to meet its proportionate share of costs and obligations on the Tuina project with Mahogany during a portion of 1994. Effective April 12, 1995 the Company and Mahogany agreed to a restructuring of the ownership interest of the Tuina project. The Company exchanged a 9% interest in Phoenix for the outstanding debt to Mahogany. See Restructuring of Tuina Ownership.

At March 31, 1995 the Company had a working capital deficiency of $446,754, a decrease of $44,128 from its working capital deficiency of $490,882 at December 31, 1994.

The Company reports a use of funds of $216,798 from operating activities for the three month period ended March 31, 1995. This compares to a use of funds of $266,243 for the comparable period in 1994.

During the three month period ended March 31, 1995, the Company was provided cash of $195,666 from investment activities. The Company received net proceeds of $66,314 from the sale of its marketable securities, $71,852 proceeds from option payments received and $57,500 from the sale of mining equipment.


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         See discussion contained in notes to condensed consolidated financial statements under "Legal Proceedings" (Part I. Item 1).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) The following exhibits are filed with this report.

              Regulation
              S-K Number               Exhibit
              ----------               -------

                27.1                   Financial Data Schedule

         (b) Reports on Form 8-K: none

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NORTH LILY MINING COMPANY



                                   By:   /s/  NICK DEMARE
                                       ------------------
                                       Nick DeMare
                                       Chief Financial Officer and
                                       Chief Accounting Officer