Form 10-Q
period 1995-06-30
NORTH LILY MINING CO
filed 1995-08-21
CIK 72655

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    June 30, 1995
                                                -----------------

            [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE

                                  EXCHANGE ACT

                                    0-16740
                                   -----------
                            (Commission File Number)


                           NORTH LILY MINING COMPANY
                           -------------------------
             (Exact name of registrant as specified in its charter)


              UTAH                                       87-0159350
            --------                                    --------------
     (State of Incorporation)                  (IRS Employer Identification No.)

SUITE 210, 1800 GLENARM PLACE, DENVER, COLORADO             80202
- - ------------------------------------------------          ---------
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

              Yes     X                                 No
                   -------                                  ______

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: August 17, 1995

                                          Common shares               23,551,012

                           NORTH LILY MINING COMPANY
                           -------------------------

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1995



                                     INDEX
                                     -----

Part I. Financial Information:

        Item 1.  -  Condensed Consolidated Balance Sheets -
                    June 30, 1995 and December 31, 1994............................... 3

                 -  Condensed Consolidated Statements of Cash Flow -
                    Six Months Ended June 30, 1995 and 1994........................... 4

                 -  Condensed Consolidated Statements of Operations -
                    Six Months Ended June 30, 1995 and 1994
                    and Three Months Ended June 30, 1995 and 1994..................... 5

                 -  Condensed Consolidated Statements of Shareholder's Equity -
                    June 30, 1995 and December 31, 1994............................... 6

                 -  Notes to Condensed Consolidated Financial Statements.............. 7

        Item 2.  -  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..................... 9

Part II.  Other Information:

        Item 6.  -  Exhibits and Reports on Form 8-K..................................11

                    Signatures........................................................12


NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)


ASSETS                                                            June 30,     December 31,
                                                                    1995           1994
                                                                -------------  -------------
Current assets:
 Cash and cash equivalents                                      $     42,513   $     38,954
 Marketable securities                                               268,744        299,874
 Accounts receivable                                                  67,646         49,201
 Inventory                                                            93,276        101,750
                                                                ------------   ------------
     Total current assets                                            472,179        489,779

Plant and equipment, net                                             336,139        461,185
Mineral properties, net                                            3,560,988      4,048,059
Other assets                                                         104,450        106,025
                                                                ------------   ------------
     Total assets                                               $  4,473,756   $  5,105,048
                                                                ============   ============


LIABILITIES

Current liabilities:
 Accounts payable and accrued liabilities                       $    570,620   $    470,955
 Reclamation liabilities                                              90,041        152,119
 Due to former officers and directors                                      -        156,250
 Notes payable to Baja Gold, Inc.                                    206,790        201,337
                                                                ------------   ------------
     Total current liabilities                                       867,451        980,661

Due to International Mahogany Corp.                                        -        648,973
Indebtedness to be settled with shares                               354,250        354,250
Due to officers                                                      165,000        165,000
                                                                ------------   ------------
     Total liabilities                                             1,386,701      2,148,884
                                                                ------------   ------------


SHAREHOLDERS' EQUITY

Common stock, $0.10 par value; authorized 30,000,000 shares;
 issued 23,695,842 and 23,420,842 shares as of June 30, 1995
 and December 31, 1994, respectively                               2,369,584      2,342,084
Additional paid-in capital                                        48,600,382     48,545,382
Accumulated deficit                                              (47,865,516)   (47,913,907)
Treasury stock, at cost, 144,830 shares as of
 June 30, 1995 and December 31, 1994                                 (17,395)       (17,395)
                                                                ------------   ------------
     Total shareholders' equity                                    3,087,055      2,956,164
                                                                ------------   ------------
     Total liabilities and shareholders' equity                 $  4,473,756   $  5,105,048
                                                                ============   ============

  The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                      For the six months ended:
                                                                        June 30,      June 30,
                                                                          1995         1994
                                                                        ---------    ---------
Cash flows from operating activities:
 Net income (loss)                                                          48,391    (409,304)
 Adjustments to reconcile net loss to net
     cash provided from (used in) operating activities:
   Amortization and depreciation                                            27,437      28,885
   Gain on disposition of mineral properties                              (309,970)          -
   Net realized gain on sale of marketable securities and investments      (65,413)    (38,205)
   Decrease (increase) in accounts receivable                              (18,445)    (27,842)
   Decrease (increase) in inventory                                          8,474          (6)
   Decrease in other assets                                                  1,575       7,887
   Increase (decrease) in accounts payable and accrued liabilities         (56,585)     34,165
   Decrease in reclamation liabilities                                     (62,078)    (63,289)
   Increase in notes payable to Baja Gold, Inc.                              5,453           -
   Other items                                                               8,750           -
                                                                         ---------   ---------
     Net cash used in operating activities                                (412,411)   (467,709)
                                                                         ---------   ---------
Cash flows from investing activities:
 Acquisition and exploration of mineral properties,
   net of option payments received                                          75,919    (217,528)
 Proceeds from sale of marketable securities and investments                96,543     348,675
 Proceeds from sale of mineral properties                                   37,500           -
 Proceeds from sale of mining equipment                                     57,500           -
                                                                         ---------   ---------
     Net cash provided by investing activities                             267,462     131,147
                                                                         ---------   ---------
Cash flows from financing activities:
 Advances from International Mahogany Corp.                                148,508     436,386
                                                                         ---------   ---------
     Net cash provided by financing activities                             148,508     436,386
                                                                         ---------   ---------
     Net increase in cash and cash equivalents                               3,559      99,824
Cash and cash equivalents at beginning of period                            38,954      40,070
                                                                         ---------   ---------
Cash and cash equivalents at end of period                               $  42,513   $ 139,894
                                                                         =========   =========


  The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                   For the three months ended:   For the six months ended:
                                                      June 30,      June 30,       June 30,      June 30,
                                                        1995         1994            1995          1994
                                                      ---------    ---------       ----------  ----------
Operating expenses:

 General and administrative expenses                   $ 170,613   $ 182,218        $ 402,852   $ 422,214
 Exploration and property carrying costs                  34,651      33,906           40,313      65,567
                                                       ---------   ---------       ----------  ----------
   Operating loss                                       (205,264)   (216,124)        (443,165)   (487,781)
Other income:
 Interest income                                             624           -            2,089      13,095
 Net realized gain on sale of marketable securities       43,763      12,243           65,413      38,205
 Other, net                                              112,483      41,620          114,084      27,177
 Gain on disposition of mineral properties               309,970           -          309,970           -
                                                       ---------   ---------       ----------  ----------
   Net income (loss)                                   $ 261,576   $(162,261)       $  48,391   $(409,304)
                                                       =========   =========       ==========  ==========


Net income (loss) per common share                         $0.01      $(0.01)           $0.00      $(0.02)
                                                       =========   =========       ==========  ==========

Weighted average common shares outstanding            23,276,012  23,272,460       23,276,012  23,272,460
                                                      ==========  ==========       ==========  ==========

  The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the periods ended December 31, 1994 and June 30, 1995
(unaudited)




                                                  Common Stock        Additional
                                             ----------------------    Paid-In    Accumulated   Treasury
                                              Shares      Amount       Capital      Deficit       Stock       Total
                                             ----------  ----------  -----------  ------------   --------   -----------
Balance, December 31, 1993                   23,420,842  $2,342,084  $48,545,382  $(45,842,760)  $(17,395)  $ 5,027,311

Net loss for year ended December 31, 1994             -           -            -    (2,071,147)         -    (2,071,147)
                                             ----------  ----------  -----------  ------------   --------   -----------
Balance, December 31, 1994                   23,420,842   2,342,084   48,545,382   (47,913,907)   (17,395)    2,956,164

Common stock issued on settlement of debt       275,000      27,500       55,000             -          -        82,500
Net income for period ended June 30, 1995             -           -            -        48,391          -        48,391
                                             ----------  ----------  -----------  ------------   --------   -----------
Balance, June 30, 1995                       23,695,842  $2,369,584  $48,600,382  $(47,865,516)  $(17,395)  $ 3,087,055
                                             ==========  ==========  ===========  ============   ========   ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


GOING CONCERN

During 1994, 1993, and 1992 the Company incurred net losses of $2,071,147, $6,271,619 and $5,210,307, respectively and at December 31, 1994 had a working capital deficiency of $490,882. At June 30, 1995 the Company had a working capital deficiency of $395,272.

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


DISCLOSURES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Regulation S-
X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All adjustments made in the preparation of interim period results, for the period ended June 30, 1995, with the exception of the sale by the Company of a 9% interest in its Tuina project, are of a normal recurring nature. The operating results for the six and three month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements for the year ended December 31, 1994.


LEGAL PROCEEDING

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

NORTH LILY MINING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


COMMITMENTS

The Company negotiated with certain of its creditors to settle its indebtedness through the issuance of common stock of the Company at a later date, at an ascribed price of $0.30 per share. At June 30, 1995 the amount totalled $354,250.

During 1994 the Company recorded $165,000 as due to officers relating to unpaid salaries. The officers agreed not to demand repayment of this amount until January 2, 1996, at which time the indebtedness may be either settled with cash, if available, or the issuance of shares of the Company, at an ascribed price of $0.30 per share. The amount remained outstanding at June 30, 1995. In addition, effective January 1, 1995, the officers have agreed to reduce their salary compensation by 10% ("1995 Compensation") and further agreed to only receive a 75% portion of the 1995 Compensation in cash and the remaining 25% portion as deferred compensation. The cash position will only be paid upon the Company completing a financing and the deferred compensation will only be paid in the event that the Company generates operating cash flow or completes a major financing. The deferred compensation may be either settled with cash or the issuance of common stock, at a predetermined price per share, at the officer's election. As at June 30, 1995, the Company has recorded $120,000 of the 1995 Compensation as accounts payable.

NORTH LILY MINING COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
- - -------------


RESTRUCTURING OF TUINA OWNERSHIP

Effective April 12, 1995 the Company and International Mahogany Corp. ("Mahogany") agreed to a restructuring of the ownership interest of the Tuina project. In settlement of the Company's outstanding debt to Mahogany as at March 28, 1995, the Company has reduced its ownership interest in Compania Minera Phoenix S.A. ("Phoenix") from 50% to 41%.

On April 19, 1995 Mahogany agreed to sell its 59% Phoenix interest to Yuma Gold Mines Limited ("Yuma") for a face value of approximately $4,425,000 and was originally scheduled to close on or before June 30, 1995. The closing date has been changed to be within five business of the later of (a) receipt by Yuma of all necessary regulatory approval; (b) the Water Right Approval Date; and (c) completion by Yuma of a private placement for a minimum of net $1,500,000 to be completed no later than 30 days after the Water Right Approval Date.

Pursuant to the terms of the agreements between Mahogany, Yuma and the Company, subject to Canadian regulatory approvals, Yuma will acquire an additional 5% from the Company in exchange for funding project costs and a bankable feasibility study to be completed and delivered. In addition, the Company has agreed to sell a further 10% Tuina interest to Yuma for $750,000; payable $250,000 cash on the closing of the Mahogany/Yuma agreement; $166,000 cash or Yuma common shares upon commencement of Tuina commercial production; $250,000 cash or common shares upon the first anniversary of the closing of Mahogany/Yuma agreement; and $83,334 cash or common shares upon the first anniversary of commencement of commercial production at Tuina. The election of payment by cash or shares is at Yuma's discretion at a predetermined share valuation.

This restructuring allows the Company to retain a substantial interest in the Tuina project while eliminating the most significant debt of the Company as well as providing an infusion of cash. Yuma informed the Company that the bankable feasibility study prepared by Union Minere (the "Union Minere Study"), with additional information having been prepared by Krebs, Kilborn Engineering and the operating company for the Tuina project, is completed. The Union Minere Study outlined an increased mineable reserve of 4.53 million metric tonnes averaging 0.91% copper oxide and l.16% total copper in the San Jose and the San Martin pits with an additional 600,000 metric tonnes of similar grade on the Santa Rosa pit. The Union Minere Study concludes that the Tuina project has the ability to produce 83.6 million pounds of copper over a seven year period which would generate an estimated life of mine operating profit of $26 million based on copper prices at $1.20. Subject to the closing of the purchase and the associated financing, Yuma projects that the mine and SX-EW plant construction will commence within four weeks with copper cathode production expected 12 to 15 months later. Barring any unforseen complications this will allow the Company to seek project and equity financing.

The effect on the Company's balance sheet from the disposition of a 9% interest in Phoenix has resulted in the elimination of the Company's indebtedness of $148,508 to Mahogany and a reduction of the Tuina asset for the same amount.
The completion of project and equity financing and the start of production on the Tuina project will result in operating cash flow and enhance the Company's assets. While the Company expects that its agreement with Yuma will close, there is no guarantee that it will. If the agreement with Yuma does not close the Company will retain a 41% interest in the Tuina project and the Company will be required to obtain alternate financing to fund its carrying costs of the Tuina property and its general overhead costs.

BOLIVIA - SAN SIMON GOLD PROJECT

The Company (in conjunction with others) finalized the acquisition of properties in the San Simon gold project located in northeastern Bolivia totalling 5,300 hectares. The property is adjacent to an area where local garimperos are removing approximately 2 kilograms of gold per day using crude mining methods. The Company has begun to seek joint venture partners to fund exploitation of these properties. In addition the Company is reviewing other property acquisitions in the area.

RESULTS OF OPERATIONS

The Company generated income of $261,576 and $48,391 for the three and six month periods ended June 30, 1995, compared to losses of $162,261 and $409,304 for the same periods in 1994. There was no revenue, no depreciation and amortization charges and no costs of sales for the three and six month periods ending June 30, 1995. The Company does not anticipate any revenue over the next year from current properties.

During the three and six month periods ended June 30, 1995, the Company incurred $170,613 and $402,852 in general and administration expenses, compared to $182,218 and $422,214 for the comparable periods in 1994. For the three and six month periods ended June 30, 1995, the Company incurred exploration and property carrying costs of $34,651 and $40,313, respectively, and for the same periods in 1994, incurred costs of $33,906 and $65,567. The reduced costs in 1995 are due primarily to reduced activities and reduced interest in the Tuina project.

The Company did not generate sufficient funds to meet its proportionate share of costs and obligations on the Tuina project with Mahogany during a portion of 1994. Effective April 12, 1995 the Company and Mahogany restructured the ownership interest of the Tuina project. The Company exchanged a 9% interest in Phoenix for the outstanding debt to Mahogany. The transaction resulted in the Company recognizing a gain of $309,970. See Restructuring of Tuina Ownership.

At June 30, 1995 the Company had a working capital deficiency of $395,272, a decrease of $95,610 from its working capital deficiency of $490,882 at December 31, 1994.

The Company reports a use of funds of $412,411 from operating activities for the six month period ended June 30, 1995. This compares to a use of funds of $467,709 for the comparable period in 1994.

During the six month period ended June 30, 1995, the Company was provided cash of $267,462 from investment activities. The Company received net proceeds of $96,543 from the sale of its marketable securities, $75,919 proceeds from option payments received and $95,000 from the sale of mineral properties and mining equipment.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         See discussion contained in notes to condensed consolidated financial statements under "Legal Proceedings" (Part I. Item 1).

ITEM 5.  OTHER INFORMATION
         -----------------

         The registrant incorporates by reference the information contained in the news release, a copy of which is filed as an exhibit to this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) The following exhibits are filed with this report.

             Regulation
             S-K Number               Exhibit
             ----------               -------

                20.1                  News Release
                27.1                  Financial Data Schedule

         (b) Reports on Form 8-K: none

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NORTH LILY MINING COMPANY



                                   By:   /s/  NICK DEMARE
                                       ----------------------------------------
                                       Nick DeMare              August 18, 1995
                                       Chief Financial Officer and Chief
                                       Accounting Officer