Form 10-Q
period 1995-09-30
NORTH LILY MINING CO
filed 1995-11-14
CIK 72655

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    September 30, 1995
                                              ----------------------

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE

                                  EXCHANGE ACT

                                    0-16740
                                   ---------
                            (Commission File Number)


                           NORTH LILY MINING COMPANY
                         ---------------------------
             (Exact name of registrant as specified in its charter)


                 UTAH                                      87-0159350
               --------                                 --------------
        (State of Incorporation)              (IRS Employer Identification No.)

SUITE 210, 1800 GLENARM PLACE, DENVER, COLORADO              80202
------------------------------------------------           ---------
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

              Yes     X      No
                   -------       -------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: November _____, 1995

                                          Common shares               23,551,012

                           NORTH LILY MINING COMPANY
                           -------------------------

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995



                                     INDEX
                                     -----

Part I. Financial Information:


Item 1.   -  Condensed Consolidated Balance Sheets -
             September 30, 1995 and December 31, 1994.........................    3

          -  Condensed Consolidated Statements of Cash Flow -
             Nine Months Ended September 30, 1995 and 1994....................    4

          -  Condensed Consolidated Statements of Operations -
             Nine Months Ended September 30, 1995 and 1994
             and Three Months Ended September 30, 1995 and 1994...............    5

          -  Condensed Consolidated Statements of Shareholder's Equity -
             September 30, 1995 and December 31, 1994.........................    6

          -  Notes to Condensed Consolidated Financial Statements.............    7

Item 2.   -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................    9


Part II.  Other Information:

Item 6.   -  Exhibits and Reports on Form 8-K.................................   11

             Signatures.......................................................   12

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)




ASSETS                                                            September 30,    December 31,
                                                                       1995           1994
                                                                  --------------  -------------
Current assets:
 Cash and cash equivalents                                         $     74,897   $     38,954
 Marketable securities                                                  244,195        299,874
 Accounts receivable                                                     59,884         49,201
 Inventory                                                               46,685        101,750
                                                                   ------------   ------------
     Total current assets                                               425,661        489,779

Plant and equipment, net                                                318,286        461,185
Mineral properties, net                                               3,526,942      4,048,059
Other assets                                                            104,450        106,025
                                                                   ------------   ------------
     Total assets                                                  $  4,375,339   $  5,105,048
                                                                   ============   ============


LIABILITIES

Current liabilities:
 Accounts payable and accrued liabilities                          $    573,276   $    470,955
 Reclamation liabilities                                                 57,437        152,119
 Due to former officers and directors                                         -        156,250
 Loan by related party                                                   74,532              -
 Notes payable to Baja Gold, Inc.                                       211,538        201,337
                                                                   ------------   ------------
     Total current liabilities                                          916,783        980,661

Due to International Mahogany Corp.                                           -        648,973
Indebtedness to be settled with shares                                  354,250        354,250
Due to officers                                                         165,000        165,000
                                                                   ------------   ------------
     Total liabilities                                                1,436,033      2,148,884
                                                                   ------------   ------------


SHAREHOLDERS' EQUITY

Common stock, $0.10 par value; authorized 30,000,000 shares;
 issued 23,695,842 and 23,420,842 shares as of September 30,
 1995 and December 31, 1994, respectively                             2,369,584      2,342,084
Additional paid-in capital                                           48,600,382     48,545,382
Accumulated deficit                                                 (48,013,265)   (47,913,907)
Treasury stock, at cost, 144,830 shares as of
 September 30, 1995 and December 31, 1994                               (17,395)       (17,395)
                                                                   ------------   ------------
     Total shareholders' equity                                       2,939,306      2,956,164
                                                                   ------------   ------------
     Total liabilities and shareholders' equity                    $  4,375,339   $  5,105,048
                                                                   ============   ============


  The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                       For the nine months ended:
                                                                       September 30, September 30,
                                                                            1995         1994
                                                                       ------------- -------------

Cash flows from operating activities:

 Net loss                                                                $ (99,358)  $(1,732,745)
 Adjustments to reconcile net loss to net
     cash provided from (used in) operating activities:
   Amortization and depreciation                                            44,230        43,328
   Gain on disposition of mineral properties                              (309,970)            -
   Net realized gain on sale of marketable securities and investments      (77,861)      (84,153)
   Other items                                                               8,750       317,585
   Abandonment of mineral properties                                             -       482,194
   Write-down of mill equipment                                                  -       371,897
   Other items affecting working capital                                   (92,453)            -
                                                                         ---------   -----------
     Net cash used in operating activities                                (526,662)     (601,894)
                                                                         ---------   -----------
Cash flows from investing activities:
 Acquisition and exploration of mineral properties,
   net of option payments received                                         139,775      (444,875)
 Proceeds from sale of marketable securities and investments               133,540       501,912
 Proceeds from sale of mining, mill and lab equipment                       66,250        16,922
                                                                         ---------   -----------
     Net cash provided by investing activities                             339,565        73,959
                                                                         ---------   -----------
Cash flows from financing activities:
 Advances from International Mahogany Corp.                                148,508       602,798
 Loan by related company                                                    74,532             -
                                                                         ---------   -----------
     Net cash provided by financing activities                             223,040       602,798
                                                                         ---------   -----------
     Net increase in cash and cash equivalents                              35,943        74,863
Cash and cash equivalents at beginning of period                            38,954        40,070
                                                                         ---------   -----------
Cash and cash equivalents at end of period                               $  74,897   $   114,933
                                                                         =========   ===========


  The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                     For the three months ended:        For the nine months ended:
                                                   September 30,    September 30,     September 30,   September 30,
                                                       1995            1994               1995            1994
                                                   -------------   -------------    -------------    -------------
Operating expenses:
 General and administrative expenses                   $ 170,763     $   427,488      $   573,615   $   849,702
 Exploration and property carrying costs                  16,704          69,415           57,017       134,962
                                                       ---------     -----------      -----------   -----------
   Operating loss                                       (187,467)       (496,903)        (630,632)     (984,664)
Other income:
 Interest income (expense)                                   686         (12,944)           2,775           151
 Net realized gain on sale of marketable securities       12,448          45,948           77,861        84,753
 Other, net                                               26,584          (5,452)         140,668        21,105
 Gain on disposition of mineral properties                     -               -          309,970             -
 Write-down of mineral properties                              -        (482,193)               -      (482,193)
 Write-down of mill equipment                                  -        (371,897)               -      (371,897)
                                                       ---------     -----------      -----------   -----------
   Net loss                                            $(147,749)    $(1,323,441)        $(99,358)  $(1,732,745)
                                                       =========     ===========      ===========   ===========


Net loss per common share                                 $(0.01)         $(0.06)          $(0.01)       $(0.07)
                                                     ===========     ===========      ===========    ==========

Weighted average common shares outstanding            23,276,012      23,272,460       23,276,012    23,272,460
                                                     ===========     ===========      ===========   ===========

  The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the periods ended December 31, 1994 and September 30, 1995
(unaudited)

                                                     Common Stock       Additional      Accumu-
                                                ----------------------    Paid-In        lated      Treasury
                                                  Shares      Amount      Capital       Deficit       Stock      Total
                                                ----------  ----------  -----------  -------------  ---------  -----------
Balance, December 31, 1993                      23,420,842  $2,342,084  $48,545,382  $(45,842,760)  $(17,395)  $ 5,027,311

Net loss for year ended December 31, 1994                -           -            -    (2,071,147)         -    (2,071,147)
                                                ----------  ----------  -----------  ------------   --------   -----------
Balance, December 31, 1994                      23,420,842   2,342,084   48,545,382   (47,913,907)   (17,395)    2,956,164

Common stock issued on settlement of debt          275,000      27,500       55,000             -          -        82,500
Net loss for period ended September 30, 1995             -           -            -       (99,358)         -       (99,358)
                                                ----------  ----------  -----------  ------------   --------   -----------
Balance, September 30, 1995                     23,695,842  $2,369,584  $48,600,382  $(48,013,265)  $(17,395)  $ 2,939,306
                                                ==========  ==========  ===========  ============   ========   ===========




   The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


GOING CONCERN

During 1994, 1993, and 1992 the Company incurred net losses of $2,071,147, $6,271,619 and $5,210,307, respectively and at December 31, 1994 had a working capital deficiency of $490,882. At September 30, 1995 the Company had a working capital deficiency of $491,122.

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


DISCLOSURES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Regulation S-
X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All adjustments made in the preparation of interim period results, for the period ended September 30, 1995, with the exception of the sale by the Company of a 9% interest in its Tuina project, are of a normal recurring nature. The operating results for the nine and three month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements for the year ended December 31, 1994.


LEGAL PROCEEDING

In August 1994, George Holcomb filed a complaint against the Company in the Superior Court for the County of Maricopa, Arizona. Mr. Holcomb seeks vacation pay which was not paid to him when his employment with the Company terminated, together with interest thereon, treble damages, costs, and attorney fees.
During November, 1994, the Company paid $20,834 to Mr. Holcomb, representing the Company's calculation of vacation pay owed. However, the Company disputes Mr. Holcomb's computation, which is based on a higher rate of pay. The Company also disputes any award for treble damages. Mr. Holcomb's motion for summary judgment regarding the applicability of the statute which would award treble damages was denied on April 3, 1995. A trial date of December 13, 1995 has been scheduled.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


COMMITMENTS

The Company negotiated with certain of its creditors to settle its indebtedness through the issuance of common stock of the Company at a later date, at an ascribed price of $0.30 per share. At September 30, 1995 the amount totalled $354,250.

During 1994 the Company recorded $165,000 as due to officers relating to unpaid salaries. The officers agreed not to demand repayment of this amount until January 2, 1996, at which time the indebtedness may be either settled with cash, if available, or the issuance of shares of the Company, at an ascribed price of $0.30 per share. The amount remained outstanding at September 30, 1995. In addition, effective January 1, 1995, the officers have agreed to reduce their salary compensation by 10% ("1995 Compensation") and further agreed to only receive a 75% portion of the 1995 Compensation in cash and the remaining 25% portion as deferred compensation. The cash position will only be paid upon the Company completing a financing and the deferred compensation will only be paid in the event that the Company generates operating cash flow or completes a major financing. The deferred compensation may be either settled with cash or the issuance of common stock, at a predetermined price per share, at the officer's election. As at September 30, 1995, the Company has recorded $165,000 of the 1995 Compensation as accounts payable.

NORTH LILY MINING COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------


RESTRUCTURING OF TUINA OWNERSHIP

Effective April 12, 1995 the Company and International Mahogany Corp. ("Mahogany") agreed to a restructuring of the ownership interest of the Tuina project. In settlement of the Company's outstanding debt to Mahogany as at March 28, 1995, the Company has reduced its ownership interest in Compania Minera Phoenix S.A. ("Phoenix") from 50% to 41%.

On April 19, 1995 Mahogany agreed to sell its 59% Phoenix interest to Yuma Gold Mines Limited ("Yuma"). The sale to Yuma was extended on several occasions and the terms were subsequently revised. Pursuant to the revised agreement, Yuma will acquire Mahogany's 59% interest for an initial payment of $855,000 and the assumption of certain indebtedness, less deductions for operating costs and the costs of securing the water rights for the Tuina Project. In addition, Yuma is required to make two further payments to Mahogany due upon commencement of Tuina commercial production and one year thereafter. These payments are to be calculated in relation to the initial capital costs of the Project, from a high of $3,591,000 where the initial capital costs are less than $14,000,000 with graduating payments decreasing as capital costs increase.

Pursuant to the terms of the modified agreements between Mahogany, Yuma and the Company, subject to Canadian regulatory approvals, Yuma will, at closing, still acquire an additional 5% from the Company in exchange for funded project costs and delivered bankable feasibility study. In addition, the Company has agreed to sell a further 10% Tuina interest to Yuma for an initial payment of $145,000, the assumption of $200,000 of indebtedness (less deductions for operating costs and the costs of securing the water rights for the Tuina Project) and subsequent payments, up to a maximum of $609,000, on the same basis as the Mahogany revised agreement.

Closing of the modified agreements is subject to Yuma completing a private placement of a minimum of $1,500,000 and securing of the water rights by November 15, 1995.

This restructuring allows the Company to retain a substantial interest in the Tuina project while eliminating the most significant debt of the Company as well as providing an infusion of cash. The bankable feasibility study delivered to the Company by Yuma was prepared by Union Minere (the "Union Minere Study"), with additional information having been prepared by Krebs, Kilborn Engineering and the operating company for the Tuina project. The Union Minere Study outlined an increased mineable reserve of 4.53 million metric tonnes averaging 0.91% copper oxide and l.16% total copper in the San Jose and the San Martin pits with an additional 600,000 metric tonnes of similar grade on the Santa Rosa pit. The Union Minere Study concludes that the Tuina project has the ability to produce 83.6 million pounds of copper over a seven year period which would generate an estimated life of mine operating profit of $26 million based on copper prices at $1.20. Subject to the closing of the purchase and the associated financing, Yuma projects that the mine and SX-EW plant construction will commence within four weeks with copper cathode production expected 12 to 15 months later. Barring any unforseen complications this will allow the Company to seek project and equity financing.

The effect on the Company's balance sheet from the disposition of a 9% interest in Phoenix has resulted in the elimination of the Company's indebtedness of $766,290 to Mahogany and a reduction of the Tuina asset by $456,320, resulting in a gain on disposition of $309,970. The completion of project and equity financing and the start of production on the Tuina project will result in operating cash flow and enhance the Company's assets. While the Company expects that its agreement with Yuma will close, there is no guarantee that it will. If the agreement with Yuma does not close the Company will retain a 41% interest in the Tuina project and the Company will be required to obtain alternate financing to fund its carrying costs of the Tuina property and its general overhead costs.

BOLIVIA - SAN SIMON GOLD PROJECT

The Company (in conjunction with others) finalized the acquisition of properties in the San Simon gold project located in northeastern Bolivia totalling 5,300 hectares. The property is adjacent to an area where local garimperos are removing approximately 2 kilograms of gold per day using crude mining methods. Several companies are expressing interest in funding a joint venture on this project. In addition the Company is reviewing other property acquisitions in the area.

RESULTS OF OPERATIONS

The Company incurred losses of $147,749 and $99,358 for the three and nine month periods ended September 30, 1995, compared to losses of $1,323,441 and $1,732,745 for the same periods in 1994. There was no revenue, no depreciation and amortization charges and no costs of sales for the three and nine month periods ending September 30, 1995. The Company does not anticipate any revenue over the next year from current properties.

During the three and nine month periods ended September 30, 1995, the Company incurred $170,763 and $573,615 in general and administration expenses, compared to $427,488 and $849,702 for the comparable periods in 1994. For the three and nine month periods ended September 30, 1995, the Company incurred exploration and property carrying costs of $16,704 and $57,017, respectively, and for the same periods in 1994, incurred costs of $69,415 and $134,962. The reduced costs in 1995 are due primarily to reduced activities and the Company's reduced interest in the Tuina project. Project costs incurred by the Tuina project since April 1995 have been funded by Yuma.

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

At September 30, 1995 the Company had a working capital deficiency of $491,122, a minor increase of $240 from its working capital deficiency of $490,882 at December 31, 1994.

The Company reports a use of funds of $526,662 from operating activities for the nine month period ended September 30, 1995. This compares to a use of funds of $601,894 for the comparable period in 1994.

During the nine month period ended September 30, 1995, the Company was provided cash of $339,565 from investment activities. The Company received net proceeds of $133,540 from the sale of its marketable securities, $139,775 net proceeds from option payments received and $66,250 from the sale of mining, mill and lab equipment.


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



                                   NORTH LILY MINING COMPANY



                                   By:   /s/ Nick DeMare
                                      ------------------------------------------
                                      Nick DeMare              November 10, 1995
                                      Chief Financial Officer and
                                      Chief Accounting Officer