Form 10-K
period 1995-12-31
NORTH LILY MINING CO
filed 1996-04-15
CIK 72655

                                   FORM 1O-K


                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.    20549

             X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -----    SECURITIES EXCHANGE ACT OF 1934 (Fee Required)


For the Fiscal Year ended:         December 31, 1995
                            --------------------------------------------------
Commission file number             0-16740
                        ------------------------------------------------------

                           NORTH LILY MINING COMPANY
                           -------------------------
             (Exact name of registrant as specified in its charter)

            Utah                                          87-0159350
- ------------------------------              ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

210 - 1800 Glenarm Place, Denver, Colorado                              80202
- ------------------------------------------                            ----------
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:               (303) 294-0427
                                                                  --------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
  Common Stock $.10 par value                             None
  ---------------------------          -----------------------------------------


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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1996: $4,370,328
                                -----------

Number of shares outstanding of registrant's common stock, $.10 par value, as of March 21, 1996: 28,057,403
                ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K[ ].

The Company's Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated by reference in Part III, Items 10, 11, 12 and 13.


Exhibit index on consecutive page 28                       Page 1 of 30 pages

                                     INDEX
                                     -----

                                     PART I
                                     ------

                                                                Page

Item 1.    Business                                                3

Item 2.    Properties                                              8

Item 3.    Legal Proceedings                                      16

Item 4.    Submission of Matters to a Vote of Security Holders    17

                                    PART II
                                    -------

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters                            18

Item 6.    Selected Financial Data                                19

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    19

Item 8.    Financial Statements and Supplementary Data            26

Item 9.    Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure                 26

                                    PART III
                                    --------

Item 10.   Directors and Executive Officers of the Registrant     27

Item 11.   Executive Compensation                                 27

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                         27

Item 13.   Certain Relationships and Related Transactions         27

                                    PART IV
                                    -------

Item 14.   Exhibits, Financial Statements Schedules and Reports
           on Form 8-K                                            28

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

On April 12, 1995, the Company and Mahogany concluded an agreement on the restructuring of the ownership interests of the Tuina project. In settlement of the Company's outstanding debt to Mahogany of $797,481, the Company has reduced its effective interest in the Tuina project from 50% to 41%. The agreement also contains provisions in which the Company may be required to further reduce its interest in the Tuina project and, in certain circumstances, recapture the interest relinquished. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

On November 17, 1995, the Company executed an Agreement and Plan of Share Exchange (the "Agreement") with Tamarine Ventures Ltd., a company incorporated under the laws of British Columbia, Canada ("Tamarine"). The Agreement provides for the issuance, at closing, of one post-reverse stock split share of Common Stock of the Company in exchange for each four common shares of Tamarine, thereby making Tamarine a wholly-owned subsidiary of the Company (the "Share Exchange"). At the closing of the Share Exchange, the Company would issue 2,000,000 post-reverse split shares of its Common Stock to the shareholders of Tamarine.

The Agreement contemplates that Tamarine will acquire other businesses and/or companies using shares of the Company's Common Stock and asset based financing. On November 24, 1995, Tamarine executed a Business Sale

Agreement with Atlay Cat Sales and Services Pty. Ltd. of Queensland, Australia, to acquire its business, known as Cougar Catamarans. Cougar Catamarans manufactures and sells boats ranging in size from 7.5 to 35 meters, which include passenger ferries, pleasure boats, scenic tour boats, fishing boats, dive boats, and patrol boats. Sales are made to countries in the Pacific Rim:
Japan, Hong Kong, China, Singapore, New Zealand, the United States, Papua New Guinea, Tahid, Noumea, and the Maldives. The purchase price is $2,500,000 plus the value at closing of inventory and work in process.

Closing of the Share Exchange is subject to a number of conditions including regulatory acceptance, approval by the shareholders of the Company and satisfactory results of due diligence investigations conducted by the Company and Tamarine.

At December 31, 1995, North Lily had the following subsidiaries and affiliates:

     Minera Northern Resources S.A. ("Northern"), a Chilean limited liability company, 100% (active).
     Tenhard Resources, Inc., a Montana corporation, 100% (inactive). Compania Minera Phoenix S.A., ("Phoenix") (formerly Compania Minera San Martin S.A.), a Chilean limited liability company, 41% owned by Northern (active).
     Minera San Lorenzo Limitada ("San Lorenzo"), a Chilean limited liability company, 50% owned by Northern (inactive).

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

The Company has a number of mineral properties in three countries; the United States, Chile and Bolivia. The Company has interests in one project in the United States and, as at December 31, 1995, a 41% equity interest in a copper project in Chile and a 46% interest in an exploration gold property in Bolivia. Historically, the Company's principal mineral target has been gold.

North Lily's common shares traded on the over-the-counter market for approximately 60 years and, beginning in May of 1985, were included in the National Association of Securities Dealers, Inc. system (NASDAQ Symbol: NLMC).

Financial Information About Industry Segments
- ---------------------------------------------

The Company and its subsidiaries are primarily engaged in the gold and copper business. (See Note 16 of Notes to Consolidated Financial Statements).

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

The Company's 41% owned Tuina mine produced copper precipitate which was transported from Chile, South America and sold in the United States to a metal trader on a competitive basis. The number of companies willing to purchase copper precipitates is limited. The Company had an agreement with Metals Concentrates International Inc. ("MCII") to purchase its copper precipitate for 1993. Operations at the Tuina mine were suspended in 1993 due to high transport, refining and treatment charges and reduced copper prices. As a result, the agreement with MCII was terminated. The Company does not plan to resume production of copper precipitates and has determined the most effective production process for the Tuina property is a solvent extraction/electrowinning process ("SX/EW"). An SX/EW production process would allow the Company to manufacture cathode copper at the mine site with significantly reduced operating costs. In addition cathode copper is more readily marketable and the marketing costs for this product are also significantly lower. In order for the Company to produce copper utilizing the SX/EW process, an SX/EW plant is required to be constructed at the mine site.

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

Employees and Facilities
- ------------------------

As of March 31, 1996, the Company has three employees in the U.S. through its joint projects, two in Chile through its joint Tuina project, and the following company officers: Stephen E. Flechner, President and Chief Executive Officer;
W. Gene Webb, Executive Vice-President and Corporate Secretary; John R. Twohig, Vice-President of Corporate Development; and Nick DeMare, Treasurer.

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

EXPLORATION BUDGET - 1996

The following table lists the properties in which the Company has an interest, and the 1996 exploration budget for each property. In approving the 1996 budgets for mineral properties, the Company considers a number of factors, among them are: total capital resources available to the Company, joint venture participation, terms of joint venture agreement (if applicable), estimated length of time before the property could be placed into production and activity in the immediate area, evaluation of preliminary geological data, anticipated costs and geologic location.

                               Property Portfolio
                               ------------------

                                                        Approximate
                                                         Property   Interest Held           1996
                                                           Size     by the Company       Exploration
Property Name             State              Location     (Acres)   as of 12/31/95         Budget
- ---------------  ------------------------  -------------  -------  -----------------  ----------------
San Simon        Beni                      Bolivia        13,087    46%                $120,000  /(2)/
Silver City      Utah                      United States      20    50%                       -
Tintic           Utah                      United States   6,000     5%  NSR/(1)/       150,000  /(3)/
Tintic           Utah                      United States   4,440   100%                       -
Tuina            Region II                 Chile          15,013    41%                       -
                                                                                      ---------
                                                                         TOTAL         $270,000
                                                                                      =========


(1)  NSR - Net Smelter Return
(2) Minimum work commitment to be incurred on the property, of which the Company's portion is $60,000.
(3)  Minimum expenditure commitment to be incurred by lessee of property

Due to the Company's current financial situation it does not plan to conduct any significant exploration activities in 1996. Activities will be limited to making required property payments to maintain the Company's interest, unless a joint venture or acquisition and related financing is accomplished.

During 1995 the Company assessed the capitalized costs of its mineral properties in the United States and Chile. In the opinion of management it was appropriate to write-off the remaining $71,397 carrying value and reverse an accrual of $23,000 for the Nine Mile Property, for a net charge of $48,397 as abandonment of mineral properties.

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


                               MINERAL PROPERTIES

The Company has acquired rights to various mineral properties in Chile, Bolivia and the States of Montana and Utah. The following is a description of certain of the Company's mineral properties.

TUINA PROJECT

Ownership:
- ----------

The Tuina properties are held by Phoenix, a Chilean company that is owned 41% by the Company and 59% by Mahogany at December 31, 1995. During 1995, the Company, Mahogany and Yuma Gold Mines Limited ("Yuma") entered into a number of agreements which may result in Yuma acquiring Mahogany's interest in the Tuina properties. Yuma may also increase its ownership in the Tuina property by a further 15%. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Description of Property:
- ------------------------
The property is located approximately 60 kilometers (37 miles) east of Calama, in Region II in the Country of Chile and consists of a total of 6,080 hectares (15,013 acres).

         Hectares - Net
         --------------
                  394    San Jose Lease
                  5,686  Other properties
                  -----
                  6,080
                  =====
Mineralization:
- ---------------

To date the Company has calculated a mineable tonnage of 3.5 million metric tonnes of copper ore contained in the San Jose and San Martin pits at an estimated soluble copper grade of 1.1%. The estimated stripping ratio to mine this tonnage would be 2.3 to 1.

Description of Property Agreements:
- -----------------------------------

(1) San Jose Lease:
    ---------------

    The San Jose Lease covers an area of 394 hectares and hosts all, or substantially all, of the current proven reserves. There are two known areas of copper mineralization on this property called the San Jose pit and the San Martin pit. To date all production has been from properties held under this lease. During 1994 Phoenix renegotiated its lease on the property (the "Operating Lease"). The Operating Lease has a term of 30 years and requires a payment of 5% of the copper produced with a minimum payment of 16 tonnes of copper per month. Under the terms of the Operating Lease the obligation to make the minimum lease payments has been waived until August 1995 and in return a payment of $200,000 was made. This $200,000 payment represented an advance payment against which future lease payments could be offset. Since August 1995 the minimum lease payments have been partially met through application of this advance payment. The minimum lease payment is a cost which is funded by Yuma pursuant to the Tuina agreements. In addition Phoenix has agreed to make certain bank payments while the Operating Lease is in effect. The payments required of Phoenix are shown below:


                   1996                      $  305,000
                   1997                      $  291,000
                   1998                      $  278,000
                   1999                      $2,285,000

    Included in the 1999 payments is a lump sum payment of approximately $2,196,000. This amount is payable only if Phoenix is producing from the leased claims.

    Phoenix has also agreed to pay the property owner $8,000 per month, for the lease of certain equipment. This agreement will allow the Company to continue using the equipment after the lease on the mineral properties has expired. This obligation to pay $8,000 per month will only commence when the Operating Lease is terminated or when it expires.

(2) Other Properties:
    -----------------

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

1995 Activities:
- ----------------

During 1995, Yuma commissioned UM Engineering ("UM") to prepare an independent bankable feasibility study on the economics of a solvent extraction / electrowinning ("SX/EW") plant for the Tuina Project. UM delivered its report in July, 1995 (the "UM Report"). The UM Report concluded that, based on current reserves of approximately 38,000 tons of recoverable copper, a 6,000 ton per year plant could generate a rate of return of 26% and achieve payout in approximately four years. In addition, the economics of the SX/EW plant could be improved by: conducting a mining survey to increase proven reserves; obtaining other ore sources from surrounding properties; and/or decreasing the capital investment by using second hand equipment or subcontracting parts of the operation.

1996 Planned Activities:
- ------------------------

Activities on the Tuina Project have been curtailed pending completion of Yuma's proposed acquisition of Mahogany's 59% interest in Phoenix. Yuma is currently funding ongoing costs relating to the Tuina Project. It is expected that once this transaction closes Yuma will proceed with bringing the Tuina copper project into production. Yuma, Mahogany and Company management are reviewing and assessing alternatives to further improve the economics of the Tuina Project.


TINTIC PROPERTIES

Ownership:
- ----------
The properties are held 100% by the Company.

Description of Property:
- ------------------------

The property is located in the Tintic Mining District, Utah and Juab Counties in the State of Utah, approximately 80 miles south of Salt Lake City. The property comprises (1) surface and mineral rights on approximately 8,115 acres of patented lode mining claims and other patented land owned in fee simple; (2) 2,200 acres of patented land with agricultural and mineral rights; (3) city lots in Eureka, Utah, covering 21 acres; (4) 104 acres of unpatented mining claims; and (5) 20 acres without mineral rights. In addition, the Company owns 28 acres of patented lode mining claims and two unpatented lode mining claims in the Tintic Mining District, Juab County, Utah.

Mineralization:
- ---------------
There are currently no gold reserves identified on the properties, however deep exploration targets are renewing the interest of several companies.

Description of Property Agreements:
- -----------------------------------
The Company owns the Tintic properties outright and has no obligations for underlying payments other than annual fees to the State of Utah.

On January 23, 1987, the Company entered into a ten-year mining lease with Centurion Mines Corporation, a non-affiliated mining company, covering approximately 6,000 acres. The lease, which specifically excludes the mine dumps and tailings, Silver City mill, and existing grazing leases, requires a production royalty equal to a 5% NSR. During 1991 North Lily renegotiated its mining lease. The lessee is required to make advance royalty payments of $27,500 in 1992, $27,500 in 1993, $27,500 in 1994 and $75,000 thereafter
(payments to 1996 have been received). The lessee is also required to fulfil a work commitment with respect to the leased premises at a minimum cost to lessee of $50,000 in 1992, $50,000 in 1993 and $150,000 during each succeeding year.

Prior Activities:
- -----------------

To date the lessee has made all lease payments and has fulfilled all work commitments on exploration and development in the Tintic Mining District since negotiating the lease agreement.

Planned 1996 Activities:
- ------------------------

The property remains subject to a lease agreement with Centurion Mines Corporation who are operators of the property. Centurion Mines Corporation have advised the Company that they will be spending at least $150,000 in exploration work on the property in order to fulfil their work commitments.


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


Production ounces                    1995  1994  1993
- -----------------------------------  ----  ----  ----
           Gold equivalent            -0-   -0-   737
           Silver conversion rate     N/A   N/A  90:1

During 1994 the Company proceeded with the closure and reclamation of the Silver City heap leach facility. The Company sold non-essential equipment and leased and commenced use of carbon columns to recover precious metals and base metals in the pregnant solution for income and reclamation purposes.

Planned 1996 Activities:
- ------------------------

The remaining reclamation costs have been budgeted for $440,000 of which $220,000 is the Company's share. Approximately $165,000 in state reclamation bonds have been jointly posted. After reclamation work is completed, to the satisfaction of regulatory authorities, the reclamation bonds are to be returned. Funding of reclamation work in 1996 remains a substantial burden to the Company.


SAN SIMON PROPERTY

Ownership:
- ----------

On April 1, 1995, the Company and Akiko Gold Resources Ltd. ("Akiko"), entered into a letter of agreement (the "San Simon Agreement") with Robert S. Friberg and Marcelo Claure Z. (jointly "Friberg/Claure") whereby Friberg/Claure agreed to acquire mineral properties located in the San Simon region of Bolivia on behalf of Akiko and the Company (collectively the "Companies"). Friberg/Claure will retain an 8% carried interest, with the Companies funding all costs and obligations on a 50/50 basis. To date Friberg/Claure have acquired four concessions (the "San Simon Property") from a third party. Friberg/Claure are to transfer the San Simon Property to a Bolivian subsidiary to be established by the Company. The Companies do not anticipate any further properties to be acquired under the San Simon Agreement. Through December 31, 1995, the Company has paid $40,338 to Friberg/Claure relating to costs incurred pursuant to the San Simon Agreement and property payments made on the San Simon Property.

Description of Property:
- ------------------------

The San Simon Property consists of four concessions, known as "Pedro Ricardo I" and "Pedro Ricardo II", "Machetero I" and "Machetero II" and is located in northeastern Bolivia, adjacent to the Brazilian border within the Amazon Basin, in the area of San Simon, Canton Mategua, Province of Itenez, State of Beni and consists of approximately 5,300 hectares.

Mineralization:
- ---------------
There are no known gold reserves on the San Simon Property at this time.

Description of Property Agreement:
- ----------------------------------

Pursuant to the terms of a property concession agreement entered into on behalf of the Companies, the Companies are required to make total payments of $300,000 to the vendor over a three year period. The Companies have paid $25,000 to date and are required to pay: $10,000 on March 31, 1996 (paid) and $10,000 on April 30, 1996; $40,000 on November 12, 1996; $40,000 on May 12, 1997; $50,000 on
November 12, 1997 and $125,000 on May 12, 1998. The San Simon Property is also subject to a 5% net profits interest ("NPI") in favour of the vendor. The Companies may purchase a 2% NPI at any time during the exploration phase upon payent of $1,700,000. The Companies would then also hold a right of first refusal on a 2% NPI of the remaining 3% NPI. The term of the agreement is for twenty years and the Companies can terminate the agreement without penalty on 30 days notice.

Pursuant to the San Simon Agreement, the Companies have also agreed to a yearly work commitment of $30,000 per quarter. In addition, the Companies may be obligated to pay Friberg/Claure the following amounts: $10,000, in cash or common stock of the Companies, upon the first transfer of a property to a Bolivian subsidiary, to be established by the Companies; $20,000, in cash or common stock of the Companies, when a total of $200,000 has been spent on the properties acquired pursuant to the San Simon Agreement; $50,000 upon completion of a feasibility study on any properties acquired pursuant to the San Simon Agreement.

Prior Activities:
- -----------------

The Companies are not aware of any prior work on the San Simon Property. However, the region was worked on as early as 1688 and recently sporadic production has taken place from gold-rich zones adjacent to the San Simon Property by a number of local miners. It is estimated that they are removing approximately two kilograms of gold per day by using crude mining methods.

1995 Activities:
- ----------------

Minimal work was performed on the San Simon Property in 1995.

Planned 1996 Activities:
- ------------------------

The Companies are seeking a joint venture partner to help exploit the San Simon Property and have had discussion with several major mining companies. If the Companies are unable to conclude any arrangements the Companies will commence work on the San Simon Property pursuant to the terms of its agreements.

MONTANA PROPERTIES

The Company holds various interests in a number of properties in the State of Montana. There are no obligations for underlying payments other than annual state fees to the State of Montana. The Company has not conducted any exploration work in 1995 on these properties. Costs relating to these properties were mostly written off in prior years. As at Decenber 31, 1995 the Company is carrying these properties at $8,395.


Item 3.    LEGAL PROCEEDINGS
           -----------------

On March 10, 1994, Frank B. Hammond, John Pappas, and Dallas Schaff, individually and on behalf of themselves and all others similarly situated as a class, filed an action in the United States District Court for the District of South Carolina, Greenville Division, against North Lily Mining Company, International Mahogany Corp. and a number of other parties consisting primarily of former directors and officers. The Plaintiffs alleged that the August 6, 1993 transaction involving the disposition of International Mahogany Corp. was wrongful. On October 27, 1994, the United States District Court in Greenville, South Carolina, dismissed the lawsuit (the "South Carolina Action").

On July 11, 1994, the Company and William E. Grafham filed a complaint in the United States District Court for the District of Colorado against Clarence Taylor, Dorothy Frank, The Bottom Line, Inc., Taylor Frank & Associates, Inc., John W. Brown III, and Century Capital Corp. of South Carolina. The complaint alleged that in connection with the South Carolina Action, the defendants solicited $250 from each shareholder of the Company and in connection with such solicitation, the defendants published false and defamatory information concerning the Company and Mr. Grafham. In March 1995, a judgment was entered against the defendents in the amount of $1,000,000. Subsequent thereto, the defendents (1) consented to the entry of a permanent injunction enjoining them from making and/or publishing false and defamatory statements concerning the Company, Mr. Grafham, the South Carolina Action, and this lawsuit and (2) agreed that they will not bring any action against Mr. Grafham or the Company that is identical to or similar in nature to the South Carolina Action. In exchange for this agreement, Mr. Grafham and the Company agreed not to pursue their claims for additional monetary damages. The Company considered that it was unlikely to realize on the judgment entered against the defendents.

In August 1994, George Holcomb filed a complaint against the Company in the Superior Court for the County of Maricopa, Arizona. Mr. Holcomb seeks vacation pay which was not paid to him when his employment with the Company terminated, together with interest thereon, treble damages, costs, and attorney fees.
During November, 1994, the Company paid $20,834 to Mr. Holcomb, representing the Company's calculation of vacation pay owed. Mr. Holcomb, however, had calculated the vacation pay owing as significantly higher. The Company disputes Mr. Holcomb's computation. The Company also disputes any award for treble damages. Mr. Holcomb's motion for summary judgment regarding the applicability of the statute which would award treble damages was denied on April 3, 1995. A trial date of April 30, 1996 has been scheduled.

During 1992, a dispute developed over a Chilean mining contractor's billings to the Company's affiliate in Chile, Compania Minera Phoenix SA ("Phoenix"). Subsequently, Phoenix and the mining contractor agreed to settle the dispute through arbitration and an agreement was reached with the mining contractor in February 1994. In settlement of all claims, Phoenix agreed to pay the mining contractor $180,000. To date payments of $120,000 have been made and the final instalment of $60,000 has not been paid as the Contractor has subsequently gone bankrupt.

On June 23, 1993, Jack M. Scanlon and Carolyn M. Scanlon; Dr. Richard Urwiller and Roberta Urwiller, Dr. William Inkret, Jr., M.D., individually and Dr. William Inkret, Jr., M.D., P.C., a corporation and profit sharing trust; Dr. Richard Granberg and Mary Granberg, on behalf of themselves and all other person similarly situated, filed an action in the United States District Court for the District of Montana, Butte Division, against Magellan Resources Inc., a corporation; Mahogany International Inc. (sic), a corporation, former subsidiaries of North Lily Mining Company, a corporation, their former parent corporation; Ruen Drilling, a corporation, Longyear Company, a corporation; and other unknown John Doe persons and corporations. The plaintiffs allege, that, as a result of exploration activity in the Southern Cross area of Montana, local ground water supplies have been contaminated and reduced. No specific stated claim for damages have been made at this time. Despite studies prepared privately and by the Department of State Lands (Montana) in 1992 which found no evidence of earlier claims, the Plaintiffs continue to seek alternative legal approaches against the defendants. Initial discovery proceedings have been completed. The Company believes the claims are without merit and have instructed its legal counsel to file for a summary judgment for dismissal.


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

None.

                                    PART II


Item 5.    MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS
           --------------------------------------

North Lily's common stock has traded on the over-the-counter market for approximately 60 years and was included in the NASDAQ system beginning May of 1985 (symbol: NLMC). The range of high and low bid prices for each fiscal quarter during the two most recently completed fiscal years and the current fiscal year as reported on NASDAQ is as follows:

            1995              High    Low
            ----              -----  -----

            First quarter     $0.19  $0.12
            Second quarter    $0.25  $0.12
            Third quarter     $0.22  $0.12
            Fourth quarter    $0.16  $0.06

            1994              High    Low
            ----              -----  -----

            First quarter     $0.53  $0.38
            Second quarter    $0.34  $0.19
            Third quarter     $0.38  $0.12
            Fourth quarter    $0.25  $0.09

On March 21, 1996, the high bid price of the common stock was $0.125 per share.

The above bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of March 21, 1996, there were 10,494 shareholders of record of North Lily's common stock.

North Lily has not paid or declared any cash dividends and does not anticipate paying dividends for the foreseeable future. It is expected that any net income will be retained by North Lily for the development of its business.

Item 6.    SELECTED FINANCIAL DATA
           -----------------------

                                                  1995             1994            1993          1992          1991
                                             --------------  ----------------  ------------  ------------  -------------

Revenues                                                 -                 -   $ 1,409,836   $ 3,194,916   $ 13,134,403
Loss from continuing operations
  before extraordinary items                 $    (995,782)  $    (2,071,147)  $(6,286,733)  $(4,697,928)  $(11,929,642)
Loss before extraordinary items              $    (995,782)  $    (2,071,147)  $(6,271,619)  $(5,210,307)  $(11,934,592)
Net loss                                     $    (612,062)  $    (2,071,147)  $(6,271,619)  $(5,210,307)  $(11,934,592)

Loss per share from continuing
  operations before extraordinary items      $       (0.04)  $         (0.09)  $     (0.27)  $     (0.25)  $      (0.63)
Loss per share before extraordinary items    $       (0.04)  $         (0.09)  $     (0.27)  $     (0.25)  $      (0.63)
Net loss per share                           $       (0.03)  $         (0.09)  $     (0.27)  $     (0.28)  $      (0.63)

Total assets from continuing
  operations                                 $   4,313,967   $     5,105,048   $ 6,354,791   $21,049,824   $ 27,975,190
Total assets                                 $   4,313,967   $     5,105,048   $ 6,354,791   $22,467,197   $ 31,739,931
Non-current liabilities                      $385,000/(2)/   $1,168,223/(3)/             -             -              -
Book value per share/(1)/                    $        0.12   $          0.13   $      0.22   $      0.23   $       0.58
Cash dividends declared                                  -                 -             -             -              -

/(1)/ Based on the outstanding number of shares less treasury stock.
/(2)/ Comprises of $165,000 of unpaid 1994 salaries and $220,000 unpaid 1995 salaries to officers.
/(3)/ Includes $354,250 of indebtedness to be settled by the issuance of Company stock, at an ascribed price of $0.30 per share, and $165,000 of unpaid salaries to officers of the Company in which the officers have the option to accept common shares of the Company, at an ascribed price of $0.30 per share.


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

Restructuring of Tuina Ownership

Effective April 12, 1995, the Company and Mahogany agreed to a restructuring of the ownership interest of the Tuina Project. In settlement of the Company's outstanding debt to Mahogany of $797,481, as at March 28, 1995, the Company reduced its ownership interest in Compania Minera Phoenix S.A. ("Phoenix") from 50% to 41%. The Company also agreed to terms by which the Company's remaining interest in the Tuina Project will be impacted. Subsequently, Mahogany agreed to sell its 59% interest in Phoenix to Yuma Gold Mines Limited ("Yuma"). The sale to Yuma was extended on several occasions and the terms subsequently revised (the "Mahogany-Yuma Agreement").

By previous agreements entered into April 18, 1995 and August 22, 1995, on December 4, 1995 Yuma entered into a revised agreement with the Company. In summary, the Company's remaining interest in Phoenix will, subject to receipt of regulatory approvals and completion of the Mahogany-Yuma Agreement, be impacted as follows:

   i) Yuma will receive an additional 5% interest in Phoenix in exchange for funded costs and the delivery of an independent bankable feasibility study in respect of the Tuina Project;

   ii) the Company would be required to sell a further 10% interest in Phoenix to Yuma for an initial payment of $145,000, less deductions for operating costs and the costs of securing the water rights for the Tuina Project. In addition, Yuma is required to make two further payments to the Company, due upon commencement of Tuina commercial production and one year thereafter. These payments are to be calculated in relation to the initial capital costs of the Tuina Project, from a high of $609,000 where the initial capital costs are less than $14,000,000 with graduating payments decreasing as capital costs increase, and may be made, at Yuma's election, in cash or shares of Yuma; and

  iii) all participants will be responsible for contributing their share of funding following completion and delivery of the Feasibility Study. The failure of any participant to contribute its share of funding will result in a dilution of that participant's interest in accordance with a dilution formula. Once a participant's interest has been diluted to 10%, then the ownership interest will convert to a 10% net profits interest.

Since April 13, 1995, Yuma has assumed all indebtedness of Phoenix, provided funding for the preparation of the feasibility study, the costs of securing the water rights for the Tuina Project and the ongoing costs of Phoenix. These costs are partially recoverable by Yuma (the "Yuma Payments") from the Company from the proceeds to be received from the sale of the 10% interest in Phoenix, as noted in item (ii) above. Closing of the Mahogany-Yuma Agreement is subject to regulatory approval, securing the water rights for the Tuina Project by April 30, 1996 (the "Water Rights Approval Date"), and the completion by Yuma of a financing of at least U.S. $1,500,000 within 30 days of the Water Rights Approval Date.

If the Water Rights Approval Date does not occur as contemplated, Yuma may elect to terminate the Mahogany-Yuma Agreement and in such circumstances, the Company must reimburse Yuma for the Yuma Payments. The reimbursement would be payable by the Company from proceeds from the subsequent sale of its interest in the Tuina Project, or commercial production commences on the Tuina Project. If the Water Rights Approval Date occurs by May 31, 1996, and Yuma is unable to close the Yuma Purchase Agreement and Mahogany agrees to an extension of the closing, then Yuma shall lose the rights to reimbursement of the Yuma Payments.

The Company and Mahogany have an agreement in principle to conduct the activities of the Tuina Project on a joint venture basis. The Company expects to enter into a definitive joint venture and operating agreement with Yuma after closing of the Mahogany-Yuma Agreement.

The restructuring completed with Mahogany allows the Company to retain a substantial interest in the Tuina Project while eliminating the most significant debt of the Company.

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

In addition, under the terms of the Letter Agreement, Mr. Anton R. Hendriksz and Mr. Thomas L. Crom, previous Chairman of the Board and President of the Company, respectively, agreed to terminate their existing employment agreements and to provide consulting services to Mahogany and the Company for a 24-month period in consideration for certain future cash payments. The termination and consulting payments were to be shared equally by Mahogany and the Company. During 1993, the Company incurred charges of $212,500 as its share of the termination and consulting payments. As at December 31, 1994, $156,250 remained unpaid. During 1995, the Company issued 275,000 shares, at an ascribed value of $0.30 per share, in settlement of the $156,250 due to the former officers, recording a gain of $73,750 on settlement.

Results of Operations

The Company incurred a loss of $612,062 ($0.03 per share) for the year ended December 31, 1995, compared to losses of $2,071,147 ($0.09 per share) for 1994 and $6,271,619 ($0.27 per share) for 1993. There were no revenue, no depletion and depreciation charges and no cost of sales for 1995 or 1994. The lack of revenue, depletion and depreciation charges and cost of sales during 1995 and 1994 were due to the continuation of reclamation work at the Silver City Joint Venture and the decision to suspend operations at the Tuina copper property in Chile during 1993. The Company, for the year ended 1993, had revenue of $1,409,836, depletion and depreciation costs of $504,415 and cost of sales of $2,490,296.

On August 6, 1993, the Company sold its equity investment in Mahogany. The results of Mahogany's operations are no longer included with those of the Company's after its sale. There was a significant reduction in revenue in 1993, compared to prior years, due to the winding-down of operations at the Silver City Joint Venture and the decision to suspend operations at the Tuina mine. During 1993 the Silver City operation produced 737 ounces of gold and gold equivalent at Silver City which was sold at an average price of $318 per ounce. Prior to suspending operations at Tuina, 2.0 million pounds of copper precipitate was produced and sold at an average price of $0.58 per pound of precipitates during 1993. The Company does not anticipate any revenue during 1996 from its current properties.

During 1993, the Company incurred costs of $517,303 at the Silver City property site. These costs included costs to produce the gold and gold equivalents for the year as well as site reclamation costs. At the Tuina property, the Company incurred costs of $1,972,993 to produce 2.0 million pounds of copper precipitate.

General and administrative costs for 1995 was $842,547 compared to $862,735 in 1994 and $1,721,390 in 1993. During 1995 there was a reduction in the Company's share of general and administrative costs relating to the Tuina Project, primarily due to Yuma's funding of these costs; however, the reduced costs were mainly offset by increased head office costs. As a result of the Company selling its equity investment in Mahogany in 1993, general and administrative costs for 1994 were reduced from prior years. With the change of Company management in August 1993, new Company management took certain steps to reduce ongoing Company general and administrative costs. Employment of head office staff in San Francisco was terminated. The Company's head office space in San Francisco was vacated and employment of staff in Santiago, Chile was reduced. The above measures, including the agreement with respect to the departure of the Company's previous Chairman and President, resulted in an aggregate charge to Company earnings in 1993 of $512,933 and is reflected as restructuring costs for in 1993.

The Company maintains a small exploration department which has assumed the
responsibility of reviewing and maintaining all Company properties.   Costs for
maintaining the Company's title and rights to resource properties are also included in exploration and property holding costs. During 1995, the Company spent $60,390 on exploration and property holding costs compared with $432,425 in 1994 and $430,089 in 1993.

During 1995, the Company recorded a gain of $359,470 from the disposition of its mineral properties. Of this amount $309,970 arose from the exchange of a 9% ownership interest in Phoenix in settlement of $797,481 due to Mahogany. The gain has been recorded as an extraordinary item.

During 1995, Company management reviewed the carrying values of its remaining mineral properties and determined to write off the remaining $71,397 carrying value and reverse an accrual of $23,000 for anticipated property costs of its Nine Mile property, resulting in a net write off of $48,397. During 1994, Company management decided to terminate the Ashdown joint venture agreement. As a result of this decision, a write-down of $197,850 was charged against earnings in 1994. During 1993, properties with book values of $52,912 were abandoned, with a corresponding charge to earnings. In addition, in 1994 the Company recognized a $300,000 provision for diminution in value of the Nine Mile property. No provision was recognized in 1993.

As a result of steadily declining cash balances and general reduction in interest rates for funds on deposit, the Company has earned substantially lower amounts of interest since 1993. Unless the Company sells for cash one of its resource properties, the Company is not expected to earn any significant amounts of interest in future years.

Although the Company has experienced a decline in its cash balances since 1993, the Company has not relied on debt financing of any significance. Accordingly, the Company has not incurred any large interest charges for the years ended 1995 to 1993.

During 1995, the Company realized $92,628 of gains from the sale of marketable securities, proceeds from which have been utilized to meet the Company's liquidity requirements. For the year ended 1994, the Company disposed of marketable securities with a book value of $495,309 for proceeds of $665,803, realizing a gain of $170,494. For the year ended 1993, the Company disposed of marketable securities with a book value of $939,521 for proceeds of $927,639 realizing a loss of $11,882.

During 1995, the Company received $25,000 from the partial sale of the Company's mill equipment in Montana. The proceeds were credited towards the remaining scrap value. During 1994, the Company wrote-down the mill and equipment to its scrap value of $28,103, charging earnings by $371,897. During 1993, Company management wrote down the value of this mill equipment by $482,338.

On May 6, 1993, the Company sold all its shares in a subsidiary, Dragon Mining Corp., realizing a gain of $729,547 on the sale.

On August 6, 1993, the Company agreed to sell its 25% equity-owned subsidiary, Mahogany. Consideration received included cash of $500,000, a note for $500,000 and 650,000 common shares of Baja, valued at $680,000. The Company recognized a loss of $2,928,595 in 1993 on the sale of Mahogany.

During 1993, the Company's former subsidiary, Mahogany, decided to dispose of its oil and gas interests. Generally accepted accounting principles required that the Company's oil and gas interests be reported separately as discontinued operations in the Consolidated Statements of Operations. Effective June 3, 1993, Mahogany Minerals U.S. Inc., which held substantially all of the oil and gas interests, was sold for $1,200,000 resulting in a loss of $144,778. During 1993, prior to its disposal, the oil and gas operations generated earnings of $205,234. As a result the Company recorded, net of minority interest, total earnings of $15,114 related to discontinued operations.

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

With the suspension of operations at the Tuina mine, and continuing reclamation work at Silver City, the Company does not have operations from which funds from ongoing Company operations can be accumulated. With the Company's present asset base, the Company is not able to generate funds from operations within the next two years at a minimum, except to the extent that: (a) Tuina may be brought into successful production in conjunction with the restructuring of the Tuina Project; and (b) a new project and financing may be acquired with Company stock.

Throughout 1993, 1994 and a portion of 1995, the Company did not generate sufficient funds to meet its proportionate share of costs and obligations on its joint property activities with Mahogany, its ongoing property cost commitments and its ongoing corporate expenses. During 1993, 1994 and 1995, a significant portion of the Company's capital resources was funded by advances from Mahogany. Approximately $1,215,000 and $358,258 was advanced to the Company by Mahogany during 1993 and 1994 respectively, and a further $163,546 was advanced during 1995. In December 1993, Mahogany stated that it was reluctant to fund any further Company capital requirements and in March 1994, demanded repayment of amounts due. On April 12, 1995, the Company and Mahogany agreed to the restructuring of the Tuina ownership to settle the Company's outstanding debt to Mahogany. See Restructuring of Tuina Ownership.

During 1993, in response to its increasing financial pressures, the Company sold its equity interest in Mahogany, receiving: cash of $500,000, which was utilized to reduce some of the Company's liabilities and fund the Company's joint operation costs; a promissory note in the amount of $500,000 issued by Baja, which was subsequently sold to Mahogany at face value in order to reduce the Company's obligation to Mahogany and 650,000 common shares of Baja. During 1994, the Company sold 400,000 common shares of Baja for net proceeds of $553,314. A further $112,489 net proceeds were raised from the sale of other marketable securities. Sale proceeds were used to reduce Company liabilities and help fund Company property cost commitments. During 1995, the Company sold a further 10,000 common shares of

Baja and other marketable securities for net proceeds of $153,649. The proceeds were used to reduce company liabilities.

During 1994, pursuant to the issuance of promissory notes, the Company borrowed a total of $201,337 ($283,820 Cdn.) from Baja, secured by 150,000 common shares of Baja. The notes bear interest at 7% per annum. These funds were used to meet a portion of the Tuina operating costs. During 1995, the Company was advanced $74,532 (Cdn. $100,000) from a private corporation related to a director of the Company. The Company subsequently issued a promissory note and borrowed $97,167 (Cdn. $130,000) from a third party, secured by 90,000 common shares of Baja. The promissory note bears interest at 8% per annum. The funds from the promissory note were used to repay the advance from the related party and reduce Company liabilities. Subsequent to December 31, 1995, the Company sold 210,000 common shares of Baja for net proceeds of $338,576 (Cdn. $465,000). Substantially all of the funds were then used to retire all of the promissory notes and outstanding accrued interest, totalling $335,625.

In order to improve the Company's liquidity position during 1995 the Company issued 1,455,835 shares, at an ascribed price of $0.30 per share, in settlement of $510,500 of recorded indebtedness to former Company officers and related companies, recording an extraordinary gain of $73,750. Current officers of the Company have also agreed to defer repayment of indebtedness of $385,000, comprising of $165,000 of unpaid 1994 salaries ("1994 Compensation") and $220,000 of unpaid 1995 salaries ("1995 Compensation"), until January 2, 1997. The 1994 Compensation will be settled with cash, if available, or the issuance of shares of the Company, at an ascribed price of $0.30 per share. The officers have agreed to receive only a 75% portion of the 1995 Compensation in cash and the remaining 25% portion as deferred compensation. The cash portion will be paid only upon the Company completing a financing and the deferred compensation will be paid only in the event that the Company generates operating cash flow or completes a major financing. The deferred compensation may be either settled with cash or the issuance of the Company's common stock, at a predetermined price per share, at the officer's election.

The Company has reviewed its asset base and has identified those assets that are considered to be non-essential for the Company's future growth, including small Company properties in Montana with little, if any, resource potential. In order for the Company to meet its current operating obligations and property commitments, the Company is required to sell all non-essential Company assets. Company management is, therefore, reviewing all other resource properties, and may be required to sell certain of them that do not meet its investment criteria. Although the Company has received expressions of interest in some of its resource properties, it is not currently negotiating with any third party for the sale of any of its resource properties.

At December 31, 1995 the Company had a working capital deficiency of $486,629, a decrease of $4,253 from its working capital deficiency of $490,882 at December 31, 1994.

The Company reports a use of funds of $742,073 from operating activities for the year ended December 31, 1995. This compares to a use of funds of $895,353 and $2,816,949 for 1994 and 1993, respectively.

During the year ended December 31, 1995, the Company generated cash of $389,637 from its investing activities. The Company received $153,649 from the net sale of its marketable securities, $62,822 and $93,403 from the sale of mineral properties and equipment, respectively and $91,987 in net property payments. During 1994, the Company was provided cash of $334,642 from investment activities. The Company received net proceeds of $665,803 from the sale of its marketable securities. The Company used $300,017 in the exploration of its mineral properties. An additional $31,144 was used to purchase equipment. During 1993, the Company was provided cash of $1,587,023 from investment activities. The Company received cash of $500,000 from the sale of its interest in Mahogany, $927,639 from the net sale of marketable securities and investments, $400,000 from the sale of its oil and gas operations and $199,178 in property payments and foreign tax recoveries. The Company used $46,249 to acquire equipment, $300,091 to acquire marketable securities and at the time of disposition of Mahogany, Mahogany had cash of $93,439 which was no longer reflected in the consolidated results of the Company.

For the year ended December 31, 1995, the Company was provided funds of $435,997 from financing activities compared to $559,595 provided in 1994 and $195,146 provided in 1993. In 1995, the Company issued $200,000 common stock pursuant to a private placement of 1,000,000 shares, received further advances of $163,546 from Mahogany and increased its promissory notes by $107,451. The Company advanced $35,000 in contemplation of its acquisition of Tamarine Ventures Ltd. In 1994, financing activities comprised of $358,258 in net advances by Mahogany and the issuance of $201,337 in promissory notes to Baja. For the year ended December 31, 1993, subsequent to the sale of Mahogany, the Company received funds of $195,146 in advances from Mahogany.

The Company conducts its current mining and exploration activities in the United States, Chile and Bolivia. As a result, the Company is subject to certain risks, including expropriation, political instability, varying degrees of inflation and other uncertainties.

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

The Tuina Project will remain suspended pending completion of the Mahogany-Yuma Agreement. It is expected that once this transaction closes Yuma will proceed with bringing the Tuina Project into production with the construction of an SX/EW plant facility. The Company is responsible for contributing its share of funding, of which any failure will result in a dilution of the Company's interest.

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

Proposed Share Exchange with Tamarine Ventures Ltd.

On November 17, 1995, the Company executed an Agreement and Plan of Share Exchange (the "Agreement") with Tamarine Ventures Ltd., a company incorporated under the laws of British Columbia, Canada ("Tamarine"). The Agreement provides for the issuance, at closing, of one post-reverse stock split share of Common Stock of the Company in exchange for each four common shares of Tamarine, thereby making Tamarine a wholly-owned subsidiary of the

Company (the "Share Exchange"). At the closing of the Share Exchange, the Company would issue 2,000,000 post-reverse split shares of its Common Stock to the shareholders of Tamarine. Closing of the Share Exchange is subject to a number of conditions including regulatory acceptance, approval by the shareholders of the Company and satisfactory results of due diligence investigations conducted by the Company and Tamarine.

The Agreement contemplates that Tamarine will acquire other businesses and/or companies using shares of the Company's Common Stock and asset based financing. On November 24, 1995, Tamarine executed a Business Sale Agreement with Atlay Cat Sales and Services Pty. Ltd. of Queensland, Australia, to acquire its business, known as Cougar Catamarans. Cougar Catamarans manufactures and sells boats ranging in size from 7.5 to 35 meters, which include passenger ferries, pleasure boats, scenic tour boats, fishing boats, dive boats, and patrol boats. Sales are made to countries in the Pacific Rim: Japan, Hong Kong, China, Singapore, New Zealand, the United States, Papua New Guinea, Tahid, Noumea, and the Maldives. The purchase price is $2,500,000 plus the value at closing of inventory and work in process. Of the purchase price, $500,000 is to be made in shares of the Company's Common Stock.

The Company is acquiring Tamarine in order to achieve near term operating cash flow, long term growth and access to opportunities in South East Asia. Tamarine management has expertise and relationships in the fast ferry industry and in the emerging economies of South East Asia. Entrance into the new industry of light weight aluminum fast ferries (for passengers and also for cargo) positions the Company in an expanding multi-billion dollar infrastructure industry with focus on the burgeoning economies of South East Asia, which are also producing major new mineral discoveries for the mining industry.

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

                                    PART III



Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

Information as to Directors for Item 10 is incorporated by reference to the material appearing under the caption "Election of Directors" in North Lily's Proxy Statement.

For information as to Executive Officers, see Part I. The executive officers of the registrant are listed below:

                      Executive Officers of the Registrant
                      ------------------------------------

                                Executive Officer
           Name              Age     Since        Position with the Registrant
- ---------------------------  ---  ------------  --------------------------------

Stephen E. Flechner           53          1994  President and Chief Executive
                                                Officer and Director

W. Gene Webb                  57          1994  Executive Vice-President,
                                                Corporate Secretary and Director

John R. Twohig                43          1996  Vice-President, Corporate
                                                Development

Nick DeMare                   41          1994  Principal Financial and
                                                Accounting Officer and Treasurer

No family relationships exist between the executive officers of the registrant. No arrangements or understandings exist between any executive officer and any other person appointed by which the executive officer was elected or appointed.


Item 11.    EXECUTIVE COMPENSATION
            ----------------------

Information for Item 11 is incorporated by reference to the material appearing under the captions "Election of Directors" and "Executive Compensation" in North Lily's Proxy Statement.


Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

Information for Item 12 is incorporated by reference to the material appearing under the captions "Voting Securities", "Shareholdings of Management" and "Shareholdings of Certain Persons," in North Lily's Proxy Statement.


Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

Information for Item 13 is incorporated by reference to the material appearing under the caption "Transactions with Management" in North Lily's Proxy Statement.

                                    PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
            ---------------------------------------------------------------

A)  The following documents are filed as part of this report:

    1. Financial Statements:

       Report of Independent Accountants, (April __, 1996)
       Consolidated Balance Sheets, (December 31, 1995 and 1994)
       Consolidated Statements of Operations, (December 31, 1995, 1994 and 1993) Consolidated Statements of Shareholders' Equity, (December 31, 1995, 1994 and 1993)
       Consolidated Statements of Cash Flows, (December 31, 1995, 1994 and 1993) Notes to Consolidated Financial Statements

    2. Financial Statements Schedules:

       Schedule VIII - Valuation and Qualifying Accounts

All other schedules have been omitted because they are not required, are inapplicable, or the information is otherwise included in the financial statements or notes thereto.

    3. Exhibits:

                                                          Consecutive
Regulation                                                 Form lO-K
10-K Number   Exhibit                                       Page No.
- ------------  -------------------------------------------   --------

2.1           Agreement and Plan of Share Exchange
              with Tamarine Ventures Ltd.                      N/A
3.1           Articles of Incorporation, as amended (1)        N/A
3.2           Bylaws (2)                                       N/A
10.1          Tuina Agreement (3)                              N/A
10.2          Employment Agreement (3)                         N/A
10.3          Amended Stock Option Agreement (3)               N/A
10.4          Letter Agreement dated August 6, 1993 (4)        N/A
10.5          Baja Gold Inc., Loan Documents (5)
10.6          W. Gene Webb Employment Agreement
10.7          Stephen E. Flechner Employment Agreement
27.0          Financial Data Schedule

Footnotes:

(1) Incorporated by reference to the Exhibits to North Lily's Form 10-K for the fiscal year ended December 31, 1987.
(2) Incorporated by reference to the Exhibits to North Lily's Form 10-K for the fiscal year ended December 31, 1983.
(3) Incorporated by reference to the Exhibits to North Lily's Form 10-K for the fiscal year ended December 31, 1991.
(4) Incorporated by reference to the Exhibits to North Lily's Form 8-K dated August 6, 1993.
(5) Incorporated by reference to the Exhibits to North Lily's Form 10-K/A for the fiscal year ended December 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORTH LILY MINING COMPANY


April 11, 1996                      By:  /s/Stephen E. Flechner
                                       -------------------------
                                         Stephen E. Flechner
                                         Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 11, 1996                      By:  /s/Stephen E. Flechner
                                       ----------------------------------------
                                         Stephen E. Flechner
                                         Chief Executive Officer, President and
                                         Director


April 11, 1996                      By:  /s/W. Gene Webb
                                       ----------------------------------------
                                         W. Gene Webb
                                         Executive Vice-President, Corporate
                                         Secretary and Director


April 11, 1996                      By:  /s/Nick DeMare
                                       ----------------------------------------
                                         Nick DeMare
                                         Principal Financial and
                                         Accounting Officer and Treasurer


April 11, 1996                      By:  /s/Theodore E. Loud
                                       ----------------------------------------
                                         Theodore E. Loud
                                         Director


April 11, 1996                      By:  /s/John R. Twohig
                                       ----------------------------------------
                                         John R. Twohig
                                         Vice-President Corporate Development
                                         and Director


April 11, 1996                      By:  /s/Nigel Horsley
                                       ----------------------------------------
                                         Nigel Horsley
                                         Director