Form 10-K/A
period 1995-12-31
NORTH LILY MINING CO
filed 1996-04-19
CIK 72655

IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS FORM 10K/A IS BEING FILED PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.


                                  FORM 1O-K/A
                                AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

             X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -----
                SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the Fiscal Year ended:         December 31, 1995
                            ----------------------------------------------------
Commission file number             0-16740
                        --------------------------------------------------------

                           NORTH LILY MINING COMPANY
                           -------------------------
            (Exact name of registrant as specified in its charter)

           Utah                                              87-0159350
- -----------------------------------------           ----------------------------
  State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization                         Identification No.)


210 - 1800 Glenarm Place, Denver, Colorado                              80202
- --------------------------------------------                         -----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (303) 294-0427
                                                   ------------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
    Common Stock $.10 par value                          None
- -----------------------------------   ------------------------------------------


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

                   Yes   X                  No_______
                      -------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1996: $4,370,328
                                ------------

Number of shares outstanding of registrant's common stock, $.10 par value, as of March 21, 1996: 28,057,403
                ------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K[_].

The Company's Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated by reference in Part III, Items 10, 11, 12 and 13.


Exhibit index on consecutive page 29                          Page 1 of 31 pages

                                     INDEX
                                     -----

                                     PART I
                                     ------

                                                              Page

Item 1.    Business                                              3

Item 2.    Properties                                            8

Item 3.    Legal Proceedings                                    17

Item 4.    Submission of Matters to a Vote of Security Holders  18
                                    PART II
                                    -------

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters                          18

Item 6.    Selected Financial Data                              19

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  19

Item 8.    Financial Statements and Supplementary Data          27

Item 9.    Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure               27
                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant  28

Item 11.    Executive Compensation                              28

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                      28

Item 13.    Certain Relationships and Related Transactions      28
                                    PART IV
                                    -------

Item 14.    Exhibits, Financial Statements Schedules and
            Reports on Form 8-K                                 29

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

The Agreement contemplates that Tamarine will acquire other businesses and/or companies using shares of the Company's Common Stock and asset based financing. On November 24, 1995, Tamarine executed a Business Sale

Agreement (the "Cougar Acquisition") with Atlay Cat Sales and Services Pty. Ltd. ("Atlay") of Queensland, Australia, to acquire its business, known as Cougar Catamarans. Cougar Catamarans manufactures and sells boats ranging in size from
7.5 to 35 meters, which include passenger ferries, pleasure boats, scenic tour boats, fishing boats, dive boats, and patrol boats. Sales are made to countries in the Pacific Rim: Japan, Hong Kong, China, Singapore, New Zealand, the United States, Papua New Guinea, Tahid, Noumea, and the Maldives. The purchase price is $2,500,000 plus the value at closing of inventory and work in process.

Closing of the Share Exchange is subject to a number of conditions including regulatory acceptance, approval by the shareholders of the Company and satisfactory results of due diligence investigations conducted by the Company and Tamarine.

Subsequent to December 31, 1995, the Cougar Acquisition was not completed. Tamarine and Atlay are currently in negotiations to revise and extend the Cougar Acquisition.

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

                                                        PROPERTY PORTFOLIO
                                                  -------------------------------

                                                                Approximate
                                                                 Property         Interest Held                1996
                                                                   Size           by the Company            Exploration
Property Name   State           Location                          (Acres)         as of 12/31/95               Budget
- ------------    -----           -------------                     -------         -----------------       ----------------
San Simon        Beni            Bolivia                          13,087               46%                   $120,000  /(2)/
Silver City      Utah            United States                        20               50%                          -
Tintic           Utah            United States                     6,000                5%  NSR/(1)/          150,000  /(3)/
Tintic           Utah            United States                     4,440              100%                          -
Tuina            Region II       Chile                            15,013               41%                          -
                                                                                                             --------

                                                                                               TOTAL         $270,000
                                                                                                             ========

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

               Production ounces                1995     1994     1993
               -----------------                ----     ----     ----
               Gold equivalent                  -0-       -0-      737
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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

None.
                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS
           --------------------------------------

North Lily's common stock has traded on the over-the-counter market for approximately 60 years and was included in the NASDAQ system beginning May of 1985 (symbol: NLMC). The range of high and low bid prices for each fiscal quarter during the two most recently completed fiscal years and the current fiscal year as reported on NASDAQ is as follows:

           1995                              High       Low
           ----                              ----       ---

           First quarter                     $0.19      $0.12
           Second quarter                    $0.25      $0.12
           Third quarter                     $0.22      $0.12
           Fourth quarter                    $0.16      $0.06

           1994                              High       Low
           ----                              ----       ---

           First quarter                     $0.53      $0.38
           Second quarter                    $0.34      $0.19
           Third quarter                     $0.38      $0.12
           Fourth quarter                    $0.25      $0.09

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


ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

                                               1995              1994               1993            1992            1991
                                               ----              ----               ----            ----            ----
Revenues                                             -                  -        $1,409,836       $3,194,916      $13,134,403
Loss from continuing operations
  before extraordinary item                 $ (995,782)       $(2,071,147)      $(6,286,733)     $(4,697,928)    $(11,929,642)
Loss before extraordinary item              $ (995,782)       $(2,071,147)      $(6,271,619)     $(5,210,307)    $(11,934,592)
Net loss                                    $ (922,032)       $(2,071,147)      $(6,271,619)     $(5,210,307)    $(11,934,592)

Loss per share from continuing
  operations before extraordinary item          $(0.04)            $(0.09)           $(0.27)          $(0.25)          $(0.63)
Loss per share before extraordinary item        $(0.04)            $(0.09)           $(0.27)          $(0.25)          $(0.63)
Net loss per share                              $(0.04)            $(0.09)           $(0.27)          $(0.28)          $(0.63)

Total assets from continuing
  operations                                $4,201,720         $5,105,048        $6,354,791      $21,049,824      $27,975,190
Total assets                                $4,201,720         $5,105,048        $6,354,791      $22,467,197      $31,739,931
Non-current liabilities                       $385,000/(2)/    $1,168,223/(3)/            -                -                -
Book value per share/(1)/                        $0.12              $0.13             $0.22            $0.23            $0.58
Cash dividends declared                              -                  -                 -                -                -

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

In addition, under the terms of the Letter Agreement, Mr. Anton R. Hendriksz and Mr. Thomas L. Crom, previous Chairman of the Board and President of the Company, respectively, agreed to terminate their existing employment agreements and to provide consulting services to Mahogany and the Company for a 24-month period in consideration for certain future cash payments. The termination and consulting payments were to be shared equally by Mahogany and the Company. During 1993, the Company incurred charges of $212,500 as its share of the termination and consulting payments. As at December 31, 1994, $156,250 remained unpaid. During 1995, the Company issued 275,000 shares, at an ascribed value of $0.30 per share, in settlement of the $156,250 due to the former officers, recording an extraordinary gain of $73,750 on settlement.

RESULTS OF OPERATIONS

The Company incurred a loss of $922,032 ($0.04 per share) for the year ended December 31, 1995, compared to losses of $2,071,147 ($0.09 per share) for 1994 and $6,271,619 ($0.27 per share) for 1993. There were no revenue, no depletion and depreciation charges and no cost of sales for 1995 or 1994. The lack of revenue, depletion and depreciation charges and cost of sales during 1995 and 1994 were due to the continuation of reclamation work at the Silver City Joint Venture and the decision to suspend operations at the Tuina copper property in Chile during 1993. The Company, for the year ended 1993, had revenue of $1,409,836, depletion and depreciation costs of $504,415 and cost of sales of $2,490,296.

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

During 1995, the Company recorded a gain of $49,500 from the disposition of certain of its mineral properties. The Company also settled its indebtedness to Mahogany by reducing its ownership interest in Phoenix from 50% to 41%. The disposition of the 9% interest in Phoenix has resulted in the elimination of the Company's indebtedness to Mahogany and a reduction of the Tuina asset by $797,481.

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

At December 31, 1995 the Company had a working capital deficiency of $288,906, a decrease of $201,976 from its working capital deficiency of $490,882 at December 31, 1994.

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

The Agreement contemplates that Tamarine will acquire other businesses and/or companies using shares of the Company's Common Stock and asset based financing. On November 24, 1995, Tamarine executed a Business Sale Agreement (the "Cougar Acquisition") with Atlay Cat Sales and Services Pty. Ltd. ("Atlay") of Queensland, Australia, to acquire its business, known as Cougar Catamarans. Cougar Catamarans manufactures and sells boats ranging in size from 7.5 to 35 meters, which include passenger ferries, pleasure boats, scenic tour boats, fishing boats, dive boats, and patrol boats. Sales are made to countries in the Pacific Rim: Japan, Hong Kong, China, Singapore, New Zealand, the United States, Papua New Guinea, Tahid, Noumea, and the Maldives. The purchase price is $2,500,000 plus the value at closing of inventory and work in process. Of the purchase price, $500,000 is to be made in shares of the Company's Common Stock.

Subsequent to December 31, 1995, the Company issued 1,250,000 shares to Atlay as partial consideration of the Cougar Acquisition. These shares are held in escrow. Subsequent to the issuance of the shares, the Cougar Acquisition was not completed pursuant to the agreement. Tamarine and Atlay are in negotiations to revise and extend the Cougar Acquisition. There can be no assurance that the companies will be able to reach an agreement in which case these shares will be returned to the Company and held in treasury.

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

IMPACT OF SFAS NO. 115

Effective January 1, 1994, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", SFAS No. 115 required the Company to account for its marketable securities at market value. Unrealized gains and losses are included as a separate component of shareholders' equity as a marketable securities valuation adjustment. Previously, marketable securities were carried at the lower of their aggregate cost or market value and the unrealized losses net of unrealized gains were included in the determination of loss for the year.

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

For information as to Executive Officers, see Part I. The executive officers of the registrant are listed below:

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------

                                    Executive Officer
Name                      Age            Since              Position with the Registrant
- ----                      ---            -----              ----------------------------
Stephen E. Flechner       53             1994               President and Chief Executive Officer
                                                            and Director

W. Gene Webb              57             1994               Executive Vice-President, Corporate
                                                            Secretary and Director

John R. Twohig            43             1996               Vice-President, Corporate Development

Nick DeMare               41             1994               Principal Financial and Accounting
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

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

A)   The following documents are filed as part of this report:

     1.   Financial Statements:

          Report of Independent Accountants, (April 17, 1996)
          Consolidated Balance Sheets, (December 31, 1995 and 1994) Consolidated Statements of Operations, (December 31, 1995, 1994 and
          1993)
          Consolidated Statements of Shareholders' Equity, (December 31, 1995, 1994 and 1993)
          Consolidated Statements of Cash Flows, (December 31, 1995, 1994 and
          1993)
          Notes to Consolidated Financial Statements

     2.   Financial Statements Schedules:

          Schedule VIII - Valuation and Qualifying Accounts

     All other schedules have been omitted because they are not required, are inapplicable, or the information is otherwise included in the financial statements or notes thereto.

     3.   Exhibits:

                                                                     Consecutive
          Regulation                                                 Form lO-K
          10-K Number    Exhibit                                      Page No.
          -----------    -------                                      --------
           2.1           Agreement and Plan of Share Exchange
                           with Tamarine Ventures Ltd.

           3.1           Articles of Incorporation, as amended(1)       N/A

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

                                   NORTH LILY MINING COMPANY



April 17, 1996                     By: /s/Stephen E. Flechner
                                      ------------------------------------------
                                          Stephen E. Flechner
                                          Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



April 17, 1996                     By: /s/Stephen E. Flechner
                                      ------------------------------------------
                                          Stephen E. Flechner
                                          Chief Executive Officer, President
                                          and Director


April 17, 1996                     By: /s/W. Gene Webb
                                      ------------------------------------------
                                          W. Gene Webb
                                          Executive Vice-President, Corporate
                                          Secretary and Director


April 17, 1996                      By: /s/Nick DeMare
                                       -----------------------------------------
                                           Nick DeMare
                                           Principal Financial and
                                           Accounting Officer and Treasurer


April 17, 1996                      By: /s/Theodore E. Loud
                                       -----------------------------------------
                                           Theodore E. Loud
                                           Director


April 17, 1996                      By: /s/John R. Twohig
                                       -----------------------------------------
                                           John R. Twohig
                                           Vice-President Corporate Development
                                           and Director


April 17, 1996                      By: /s/Nigel Horsley
                                       -----------------------------------------
                                           Nigel Horsley
                                           Director

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Lily Mining Company and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

These financial statements have been prepared on the assumption that the Company will be able to carry on as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has a working capital deficiency at December 31, 1995, losses from continuing operations for each of the three years ended December 31, 1995, and no operating cash flow to meet ongoing obligations. In addition there are certain potential liabilities which may have an adverse effect on the Company (see note 13). These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded on the balance sheet.



                                                        COOPERS & LYBRAND L.L.P.

Oakland, California
April 17, 1996

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994
                                _______________

                                                                        1995              1994
                                                                    ------------      ------------
    ASSETS

Current assets:
 Cash and cash equivalents                                          $    122,515      $     38,954
 Marketable securities                                                   448,800           299,874
 Accounts receivable                                                      44,687            49,201
 Inventory                                                                43,207           101,750
                                                                    ------------      ------------
    Total current assets                                                 659,209           489,779

Note receivable                                                           35,000                 -
Plant and equipment, net                                                 278,111           461,185
Mineral properties, net                                                3,121,943         4,048,059
Other assets                                                             107,457           106,025
                                                                    ------------      ------------
    Total assets                                                    $  4,201,720      $  5,105,048
                                                                    ============      ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                   $    381,326      $    402,955
 Accrued and other liabilities                                            38,000            68,000
 Reclamation liabilities                                                 220,001           152,119
 Notes payable                                                           308,788           201,337
 Due to former officers                                                        -           156,250
                                                                    ------------      ------------
    Total current liabilities                                            948,115           980,661

Due to International Mahogany Corp.                                            -           648,973
Indebtedness to be settled with shares                                         -           354,250
Due to officers                                                          385,000           165,000
                                                                    ------------      ------------
    Total liabilities                                                  1,333,115         2,148,884
                                                                    ------------      ------------
Commitments and contingencies and going concern (Notes 1 and 13)

Shareholders' equity:
 Common stock, $0.10 par value; authorized 30,000,000 shares;
   issued 25,946,677 and 23,420,842 shares as of
   December 31, 1995 and 1994, respectively                            2,594,667         2,342,084
 Additional paid-in capital                                           48,929,549        48,545,382
 Accumulated deficit                                                 (48,835,939)      (47,913,907)
 Treasury stock, at cost, 144,830 shares
   as of December 31, 1995 and 1994                                      (17,395)          (17,395)
 Marketable securities valuation adjustment                              197,723                 -
                                                                    ------------      ------------
    Total shareholders' equity                                         2,868,605         2,956,164
                                                                    ------------      ------------
    Total liabilities and shareholders' equity                      $  4,201,720      $  5,105,048
                                                                    ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                _______________

                                                                   1995         1994          1993
                                                               ------------  ------------   -----------
Sales revenue                                                   $         -  $          -   $ 1,409,836
Cost of sales                                                             -             -     2,490,296
Depletion and depreciation                                                -             -       504,415
                                                                -----------   -----------   -----------
   Gross loss                                                             -             -    (1,584,875)

Operating expenses:
 General and administrative                                         842,547       862,735     1,721,390
 Exploration and property carrying costs                             60,390       432,425       430,089
 Abandonment of mineral properties                                   48,397       197,850        52,912
 Provision for diminution in value of mineral properties                  -       300,000             -
                                                                -----------   -----------   -----------
   Operating loss                                                  (951,334)   (1,793,010)   (3,789,266)

Other income (expenses):
 Interest income                                                      3,310         1,275        48,895
 Interest expense                                                   (17,242)            -       (36,233)
 Net realized gain (loss) on sale of marketable securities           92,628       170,494       (11,882)
 Gain on disposition of mineral properties                           49,500             -             -
 Write-down of mill equipment                                             -      (371,897)     (664,515)
 Gain on sale of Dragon Mining Corp.                                      -             -       729,547
 Loss on sale of International Mahogany Corp.                             -             -    (2,928,595)
 Restructuring costs                                                      -             -      (512,933)
 Other, net                                                        (172,644)      (78,009)      275,626
                                                                -----------   -----------   -----------
   Loss from continuing operations, before
    minority interest in loss of subsidiaries
    and extraordinary item                                         (995,782)   (2,071,147)   (6,889,356)

Minority interest in loss of subsidiaries                                 -             -       602,623
                                                                -----------   -----------   -----------

   Loss from continuing operations before extraordinary item       (995,782)   (2,071,147)   (6,286,733)

Earnings from discontinued operations                                     -             -        15,114
                                                                -----------   -----------   -----------
   Loss before extraordinary item                                  (995,782)   (2,071,147)   (6,271,619)

Extraordinary item - Gain on settlement
   of amounts due to former officers                                 73,750             -             -
                                                                -----------   -----------   -----------
   Net loss                                                     $  (922,032)  $(2,071,147)  $(6,271,619)
                                                                ===========   ===========   ===========

Net loss per common share:

   Loss from continuing operations before extraordinary item    $     (0.04)  $     (0.09)       $(0.27)
                                                                ===========   ===========   ===========
   Loss before extraordinary item                               $     (0.04)  $     (0.09)       $(0.27)
                                                                ===========   ===========   ===========
   Net loss                                                     $     (0.04)  $     (0.09)       $(0.27)
                                                                ===========   ===========   ===========

Weighted average common shares outstanding                       23,425,837    23,276,012    23,312,343
                                                                ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                _______________

                                                                                 Additional
                                                           Common Stock            Paid-In       Accumulated      Treasury
                                                   ---------------------------
                                                      Shares         Amount        Capital         Deficit         Stock
                                                   ------------   ------------   ------------   -------------   -----------
Balance, December 31, 1992                           23,234,842   $  2,323,484   $ 48,461,682   $ (39,571,141)  $   (17,380)

Net loss, year ended December 31, 1993                        -              -              -      (6,271,619)            -
Common stock issued for services rendered               186,000         18,600         83,700               -             -
Common stock repurchased                                      -              -              -               -           (15)
Company stock sold by subsidiary                              -              -              -               -             -
Accumulated foreign currency
     translation adjustment                                   -              -              -               -             -
                                                   ------------   ------------   ------------   -------------   -----------
Balance, December 31, 1993                           23,420,842      2,342,084     48,545,382     (45,842,760)      (17,395)

Net loss, year ended December 31, 1994                        -              -              -      (2,071,147)            -
                                                   ------------   ------------   ------------   -------------   -----------

Balance, December 31, 1994                           23,420,842      2,342,084     48,545,382     (47,913,907)      (17,395)

Net loss, year ended December 31, 1995                        -              -              -        (922,032)            -
Common stock issued for services rendered                70,000          7,000          7,000               -             -
Common stock issued on settlement of debt             1,455,835        145,583        291,167               -             -
Company stock issued by private placement             1,000,000        100,000        100,000               -             -
Share issue costs                                             -              -        (14,000)              -             -
Marketable securities valuation adjustment                    -              -              -               -             -
                                                   ------------   ------------   ------------   -------------   -----------
Balance, December 31, 1995                           25,946,677   $  2,594,667   $ 48,929,549   $ (48,835,939)  $   (17,395)
                                                   ============   ============   ============   =============   ===========
                                                                                Accumulated
                                                      Company       Marketable    Foreign
                                                       Stock        Securities    Currency
                                                      Held by       Valuation    Translation
                                                    Subsidiaries    Adjustment   Adjustment        Total
                                                    ------------    ----------   -----------   ------------
Balance, December 31, 1992                          $ (5,239,477)   $        -   $  (747,479)  $  5,209,689

Net loss, year ended December 31, 1993                         -             -             -     (6,271,619)
Common stock issued for services rendered                      -             -             -        102,300
Common stock repurchased                                       -             -             -            (15)
Company stock sold by subsidiary                       5,239,477             -             -      5,239,477
Accumulated foreign currency
     translation adjustment                                    -             -       747,479        747,479
                                                    ------------    ----------   -----------   ------------
Balance, December 31, 1993                                     -             -             -      5,027,311

Net loss, year ended December 31, 1994                         -             -             -     (2,071,147)
                                                    ------------    ----------   -----------   ------------

Balance, December 31, 1994                                     -             -             -      2,956,164

Net loss, year ended December 31, 1995                         -             -             -       (922,032)
Common stock issued for services rendered                      -             -             -         14,000
Common stock issued on settlement of debt                      -             -             -        436,750
Company stock issued by private placement                      -             -             -        200,000
Share issue costs                                              -             -             -        (14,000)
Marketable securities valuation adjustment                     -       197,723             -        197,723
                                                    ------------    ----------   -----------   ------------
Balance, December 31, 1995                          $          -    $  197,723   $         -   $  2,868,605
                                                    ============    ==========   ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                              ___________________

                                                                                   1995               1994                1993
                                                                              -------------      --------------      --------------

Cash flows from operating activities:
   Net loss                                                                   $   (922,032)      $  (2,071,147)      $  (6,271,619)
                                                                              -------------      --------------      --------------
   Adjustments to reconcile net loss to net cash
    provided from (used for) operating activities:
      Depletion and depreciation                                                    49,562             129,734             504,415
      Provision for diminution in value of mineral properties                            -             300,000                   -
      Abandonment of mineral properties                                             48,397             197,850              52,912
      Minority interest in loss of subsidiaries                                          -                   -            (557,281)
      Net realized loss (gain) on sale of marketable
       securities and investments                                                  (92,628)           (170,494)             11,882
      Gain on foreign currency transaction                                               -                   -            (534,727)
      Gain on disposition of mineral properties                                    (49,500)                  -                   -
      Write-down of mill equipment                                                       -             371,897             664,515
      Gain on sale of Dragon Mining Corp.                                                -                   -            (729,547)
      Loss on sale of International Mahogany Corp.                                       -                   -           2,928,595
      Issuance of common stock for services rendered                                     -                   -             102,300
      Indebtedness to be settled with shares                                             -             354,250                   -
      Decrease (increase) in accounts receivables                                    4,514              12,995             (38,914)
      Decrease in inventory                                                         58,543              49,994              73,315
      Decrease (increase) in other assets                                           (1,432)             22,009             144,668
      Increase (decrease) in accounts payable                                      (21,629)            128,879             405,405
      Increase (decrease) in accrued and other liabilities                         (30,000)           (288,439)            101,644
      Increase (decrease) in reclamation liabilities                                67,882             (97,881)            171,411
      Increase in due to former officers                                                 -                   -             156,250
      Increase in due to officers                                                  220,000             165,000                   -
      Decrease in taxes payable                                                          -                   -              (2,173)
      Other items                                                                  (73,750)                  -                   -
                                                                              -------------      --------------      --------------
            Total adjustments                                                      179,959           1,175,794           3,454,670
                                                                              -------------      --------------      --------------
            Net cash used for operating activities                                (742,073)           (895,353)         (2,816,949)
                                                                              -------------      --------------      --------------
Cash flows from investing activities:
   Acquisition and exploration of mineral properties,
      net of option payments and foreign taxes received                             91,987            (300,017)            199,178
   Acquisition of equipment                                                              -             (31,144)            (46,249)
   Proceeds received on sale of equipment                                           93,403                   -                   -
   Proceeds from sale of marketable securities and
      investments                                                                  153,649             665,803             927,639
   Purchase of marketable securities and investments                               (12,224)                  -            (300,091)
   Proceeds from sale of mineral properties                                         62,822                   -                   -
   Proceeds from sale of Company's investment in
      subsidiary's stock                                                                 -                   -             500,000
      Less:  Cash disposed on sale of subsidiary                                         -                   -             (93,439)
   Proceeds from sale of discontinued operations                                         -                   -             400,000
   Purchase of treasury stock                                                            -                   -                 (15)
                                                                              -------------      --------------      --------------
            Net cash provided from investing activities                            389,637             334,642           1,587,023
                                                                              -------------      --------------      --------------
Cash flows from financing activities:
   Notes payable                                                                   107,451             201,337                   -
   Advances from International Mahogany Corp.                                      163,546             358,258             195,146
   Proceeds from issuance of common stock                                          200,000                   -                   -
   Note receivable                                                                 (35,000)                  -                   -
                                                                              -------------      --------------      --------------
            Net cash provided from financing activities                            435,997             559,595             195,146
                                                                              -------------      --------------      --------------
            Net increase (decrease) in cash and cash equivalents                    83,561              (1,116)         (1,034,780)
Cash and cash equivalents, beginning of year                                        38,954              40,070           1,074,850
                                                                              -------------      --------------      --------------
Cash and cash equivalents, end of year                                         $   122,515         $    38,954         $    40,070
                                                                              =============      ==============      ==============


               SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for:
   Interest                                                                    $         -         $     2,611         $    36,233
                                                                              =============      ==============      ==============
   Income taxes                                                                $         -         $         -         $         -
                                                                              =============      ==============      ==============


 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (SEE NOTE
                                      14)

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ___________________



1.   GOING CONCERN:

     During 1995, 1994, and 1993 the Company incurred net losses of $922,032, $2,071,147 and $6,271,619, respectively and at December 31, 1995 has a working capital deficiency of $288,906. During 1995 and 1994 the Company used cash in operating activities of $742,073 and $895,353, respectively.

     During 1993 the Company ceased operations at its Silver City mine and suspended mining operations at its Tuina mine (Note 8). As a result the Company has no operating cash flow to meet ongoing obligations. The Company has continually been selling non-essential Company assets to fund ongoing operations and property commitments over the past three years. The Company requires financing to fund its future operations and will attempt to meet its ongoing liabilities as they fall due through the sale of marketable securities or mineral properties. There can be no assurance that the Company will be able to raise the necessary financing to continue in operations or meet its liabilities as they fall due or be successful in resolving its contingent liabilities (note 13). Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, the Company may not be able to continue in operations and the net realizable value of its assets may be materially less than the amounts recorded on the consolidated balance sheets.

     See also Notes 5(a), 6 and 16.


2.   NATURE OF OPERATIONS:

     The Company is engaged in mineral activities, including exploration, extraction, processing and reclamation. The Company's principal assets are its copper mine, located in Chile, and its mineral properties, located in the United States.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of North Lily Mining Company, a Utah corporation, and all of its subsidiaries (the "Company"). The Company's significant subsidiary is Minera Northern Resources, S.A. ("Minera") (a 100% owned Chilean corporation). All significant intercompany transactions, accounts, and investments have been eliminated. See also Note 5.

     USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

     CASH EQUIVALENTS:

     The Company defines cash equivalents as all short-term, highly liquid investments with original maturity dates less than 90 days.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                              ___________________

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     MARKETABLE SECURITIES:

     Current marketable equity securities are carried at market value. Unrealized losses and gains are included as a separate component of shareholders' equity. Net realized gains and losses on security transactions are determined on the specific identification cost basis and are included in the determination of loss for the year.

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

     PLANT AND EQUIPMENT:

     Plant and equipment is carried at cost net of write-downs. Mill and equipment are depreciated using the straight-line method over their estimated useful lives of 5 to 15 years or the units-of-production method based on estimated tons of ore reserves if the equipment is located at a producing property with a shorter economic life. Mining equipment is being depreciated using the straight-line method over their estimated useful lives of 3 to 15 years or the units-of-production method based on estimated tons of ore reserves if the equipment is located at a producing property with a shorter economic life. Office equipment and fixtures are being depreciated using the straight-line method over their estimated useful lives of 3 to 10 years. When such assets are sold or otherwise disposed of, the costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are charged to operations. Carrying values of plant and equipment are reviewed on a regular basis and, when necessary, are written down to their estimated recoverable amount.

     MINERAL PROPERTIES:

     Direct costs related to the acquisition, exploration and development of mineral properties held or controlled by the Company are deferred on an individual property basis until viability of a property is determined. General exploration costs are expensed as incurred. Management of the Company periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management's calculation of proven and probable reserves is based on engineering and geological estimates and financial estimates including mineral prices and operating costs. The Company depreciates its assets and accrues for reclamation on a units of production basis at each mine site over proven and probable reserves. Changes in the geological and engineering interpretation of the Company's ore bodies, mineral price and operating costs may change the Company's estimate of proven and probable reserves. It is reasonably possible that the Company's estimate of proven and probable reserves will change in the near term resulting in additional charges for depreciation and reclamation in future reporting periods. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

     Investments in joint ventures are proportionately consolidated.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                              ___________________

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     FOREIGN CURRENCY TRANSLATION:

     Results of operations for foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated using the average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current rates. Resulting translation adjustments are recorded in currency translation adjustments in shareholders' equity. For foreign subsidiaries whose functional currency is the U.S. dollar, currency gains and losses resulting from translation and transactions are determined using a combination of current and historical rates and are included in the results of operations.

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

     RECLAMATION COSTS:

     All of the Company's operations are subject to reclamation, site restoration and closure requirements. Post-closure reclamation, site restoration costs and closure costs for each producing mine are charged to operations over the expected life of the mine using the units of production method. Current expenditures relating to ongoing environmental and reclamation programs are expensed as incurred. The Company calculates its estimate of the ultimate reclamation liability based on current laws and regulations and the expected future costs to be incurred in reclaiming, restoring and closing its operating mine sites. It is reasonably possible that the Company's estimate of its ultimate reclamation liability will increase in the near term due to possible changes in laws and regulations and changes in cost estimates.

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

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                              ___________________

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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


4.   DISCONTINUED OPERATIONS:

     Effective June 3, 1993, the Company's former subsidiary, International Mahogany Corp. ("Mahogany"), sold its wholly owned subsidiary, Mahogany Minerals U.S. Inc. ("Mahogany U.S."), for $1,200,000. Mahogany U.S. held substantially all of Mahogany's oil and gas interests. The sale of Mahogany U.S. resulted in a loss of $144,778 in 1993.

     The results of the oil and gas interests for 1993 have been reported separately as discontinued operations in the Consolidated Statements of Operations. Summarized results of the oil and gas operations for 1993 are as follows:


     Revenues                                                 $ 522,717
                                                              ---------
     Production costs                                            76,566
     Depletion and amortization                                 169,118
     Other expenses                                              56,214
     Other items                                                 15,585
                                                              ---------
                                                                317,483
                                                              ---------
     Earnings from discontinued
       operations before loss on sale of Mahogany U.S.          205,234
     Loss on sale of Mahogany U.S.                             (144,778)
                                                              ---------
     Earnings from discontinued operations                       60,456
     Minority interest relating to discontinued operations      (45,342)
                                                              ---------
     Total earnings related to discontinued operations        $  15,114
                                                              =========


                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                              ___________________

5.   DISPOSITION OF INTERESTS IN SUBSIDIARY COMPANIES:

     A)   COMPANIA MINERA PHOENIX S.A.

          On April 12, 1995, the Company and Mahogany agreed to a restructuring of the ownership interest of the Tuina project. In settlement of the Company's debt to Mahogany as at March 28, 1995, the Company's ownership interest in Compania Minera Phoenix S.A. ("Phoenix") was reduced from 50% to 41%. The disposition of the 9% interest in Phoenix has resulted in the elimination of the Company's indebtedness to Mahogany and a reduction of the Tuina asset by $797,481.

          On April 14, 1995, and extended and revised on several occasions, Mahogany agreed to sell its 59% interest in Phoenix to Yuma Gold Mines Limited ("Yuma") (the "Mahogany-Yuma Agreement").

          On April 18, 1995, and extended and revised on several occasions, the Company also entered into an agreement with respect to Phoenix. Pursuant to the terms of the agreement, subject to regulatory approvals and completion of the Mahogany-Yuma Agreement, the Company's remaining interest in Phoenix will be impacted, as follows:

               i) Yuma will receive an additional 5% interest in Phoenix in exchange for funded costs and the delivery of an independent bankable feasibility study in respect of the Tuina project;

              ii) the Company will sell a further 10% interest in Phoenix to Yuma for an initial payment of $145,000, less deductions for operating costs and the costs of securing the water rights for the Tuina project. In addition, Yuma is required to make two further payments to the Company, due upon commencement of Tuina commercial production and one year thereafter. These payments are to be calculated in relation to the initial capital costs of the Tuina project, from a high of $609,000 where the initial capital costs are less than $14,000,000 with graduating payments decreasing as capital costs increase, and may be made, at Yuma's election, in cash or shares of Yuma; and

             iii) all participants will be responsible for contributing their share of funding following completion and delivery of the Feasibility Study. The failure of any participant to contribute its share of funding will result in a dilution of that participant's interest in accordance with a dilution formula. Once a participant's interest has been diluted to 10%, the ownership interest will convert to a 10% net profits interest.

          Closing of the Mahogany-Yuma Agreement is subject to regulatory approval, securing the water rights for the Tuina Project by April 30, 1996 (the "Water Rights Approval Date"), and the completion by Yuma of a financing of at least U.S. $1,500,000 within 30 days of the Water Rights Approval Date.

          If the Water Rights Approval Date does not occur as contemplated, Yuma may elect to terminate the Mahogany-Yuma Agreement and in such circumstances, the Company must reimburse Yuma for the Yuma Payments. The reimbursement would be payable by the Company from proceeds from the subsequent sale of its interest in the Tuina Project, or commercial production commences on the Tuina Project. If the Water Rights Approval Date occurs by April 30, 1996, and Yuma is unable to close the Yuma Purchase Agreement and Mahogany agrees to an extension of the closing, then Yuma shall lose the rights to reimbursement of the Yuma Payments.

          The Company and Mahogany have an agreement in principle to conduct the activities of the Tuina project on a joint venture basis. The Company expects to enter into a definitive joint venture and operating agreement with Yuma after closing of the Mahogany-Yuma Agreement.

                  NORTH LILY MININIG COMPANY AND SUBSIDIARIES

                              ___________________

5.   DISPOSITION OF INTERESTS IN SUBSIDIARY COMPANIES, CONTINUED:

     B)   INTERNATIONAL MAHOGANY CORP.

          During 1993, the Company sold to Baja Gold, Inc. ("Baja") the Company's equity investment in Mahogany, consisting of 4,114,958 Class B subordinate voting shares and 150,000 Class A common shares of Mahogany (collectively the "Mahogany Shares"), representing a 25.2% equity and 60.1% voting control interest. Consideration received from Baja included: cash of $500,000; a note, bearing interest at 8% per annum, issued by Baja in the amount of $500,000; and 650,000 common shares of Baja, having a fair market value of $680,000 at the date of sale of the Mahogany Shares. See also Note 12.

          As a result of the Company selling its equity interest in Mahogany, the Company's consolidated financial statements include the results of Mahogany's operations up to the date of disposition. During 1993, the Company recognized a loss on the sale of Mahogany of $2,928,595.

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

     C)   DRAGON MINING CORP.  ("DRAGON")

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

6.   PROPOSED SHARE EXCHANGE WITH TAMARINE VENTURES LTD.:

     On November 17, 1995, the Company executed an Agreement and Plan of Share Exchange (the "Agreement") with Tamarine Ventures Ltd., a company incorporated under the laws of British Columbia, Canada ("Tamarine"). Under the terms of the Agreement the Company is required to effect a one new for ten old reverse stock split, whereby every ten shares of the Company's issued and outstanding shares of Common Stock will be exchanged for one share of Common Stock ("Post-Consolidated Share"), and issue, on closing, one Post-Consolidated Share of the Company in exchange for four common shares of Tamarine, thereby making Tamarine a wholly owned subsidiary of the Company (the "Share Exchange"). At the closing of the Share Exchange, the Company would issue 2,000,000 Post-Consolidated Shares of its Common Stock to the shareholders of Tamarine. Closing of the Share Exchange is subject to a number of conditions including regulatory acceptance, approval by the shareholders of the Company and satisfactory results of due diligence investigations conducted by the Company and Tamarine.

                  NORTH LILY MININIG COMPANY AND SUBSIDIARIES

                              ___________________

6.   PROPOSED SHARE EXCHANGE WITH TAMARINE VENTURES LTD., CONTINUED:

     The Agreement contemplates that Tamarine will acquire other businesses and/or companies using shares of the Company's Common Stock. On November 24, 1995, Tamarine executed a Business Sale Agreement (the "Cougar Acquisition") with Atlay Cat Sales and Services Pty. Ltd. ("Atlay") of Queensland, Australia, to acquire its business, known as Cougar Catamarans. Cougar Catamarans manufactures and sells boats, which include passenger ferries, pleasure boats, scenic tour boats, fishing boats, dive boats and patrol boats. The purchase price is $2,500,000 plus the value at closing of inventory and work in process. Of the purchase price, $500,000 can be made in shares of the Company's Common Stock.

     Closing of the Share Exchange is subject to a number of conditions, including Company shareholder and regulatory approvals. There can be no assurance that the necessary approvals will be obtained, in which case the Agreement may be amended.

     During 1995, the Company loaned Tamarine $35,000 pursuant to the issuance of a promissory note by Tamarine. The promissory note bears interest at a rate of 10% compounded semi-annually, payable at maturity. The principal and interest is payable in full on December 31, 1997. 100,000 common shares of Tamarine have been pledged as collateral.

     See also Note 16(i).


 7.  PLANT AND EQUIPMENT:

     Plant and equipment consist of the following at December 31, 1995 and 1994:

                                                                         1995
                                               ------------------------------------------------------
                                                               Accumulated
                                                  Cost         Depreciation     Write-down      Net
                                               ----------      ------------     ----------    -------
     Mill and equipment                        $2,132,481     $1,092,966       $1,036,412     $  3,103
     Mining equipment                             586,478        354,577                -      231,901
     Office equipment and fixtures                220,898        177,791                -       43,107
                                               ----------     ----------       ----------     --------

                                               $2,939,857     $1,625,334       $1,036,412     $278,111
                                               ==========     ==========       ==========     ========

                                                                         1994
                                               ------------------------------------------------------
                                                               Accumulated
                                                  Cost         Depreciation     Write-down      Net
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
                                               ==========      ==========       ==========   ========

     Included in mill and equipment is an idle mill facility held for sale. During 1995, the Company received $25,000 from the partial sale of the mill facility. During 1994, the Company wrote down the carrying value of the idle mill facility by $371,897.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                              ___________________

8.   MINERAL PROPERTIES:

     The Company's investment in mineral properties at December 31, 1995 and 1994 is as follows:

                                                                        1995        1994
                                                                     ----------  ----------

     Mineral properties                                              $5,328,528  $6,180,184

          Less:  Accumulated depletion                                  999,585     925,125
                 Provision for diminution in value                    1,207,000   1,207,000
                                                                     ----------  ----------

                                                                     $3,121,943  $4,048,059
                                                                     ==========  ==========

     Below is a breakdown of various Company properties with their respective net carrying values at December 31, 1995 and 1994.

                                                                        1995        1994
                                                                     ----------  ----------
     U.S. PROPERTIES:
     ----------------
     Nine Mile                                                       $        -  $   71,397
     Tintic                                                           1,404,593   1,479,593
     Other                                                                8,395      21,716
                                                                     ----------  ----------

                                                                      1,412,988   1,572,706
     CHILEAN PROPERTY:
     -----------------
     Tuina                                                            1,668,617   2,475,353

     BOLIVIAN PROPERTY:
     ------------------
     San Simon                                                           40,338           -
                                                                     ----------  ----------

                                                                     $3,121,943  $4,048,059
                                                                     ==========  ==========

     During 1993 the Company's Silver City mining operation located in Utah ceased operations and commenced reclamation work. As at December 31, 1995, the Company has accrued $220,000 (1994 - $152,119) as its share of estimated net future costs to complete its share of the reclamation work.

     The Company also suspended production at its Tuina mine in Chile during 1993 due to negative cash flows. This operation is not expected to resume production until 1997 at the earliest, and requires the successful financing of the construction of a solvent extraction/electrowinning plant to produce cathode copper.

     See also Note 5(a).



9.   NOTES PAYABLE:

                                                                        1995              1994
                                                                     ----------        ----------
     Baja Gold, Inc.
          Promissory note (Cdn. $283,820), bearing interest
          at 7% per annum.
          150,000 shares of Baja has been pledged as collateral
          for the promissory note                                    $  211,621        $  201,337
     Other
          Promissory note (Cdn. $130,000), bearing interest
          at 8% per annum.
          90,000 shares of Baja has been pledged as collateral
          for the promissory note                                        97,167                  -
                                                                     ----------        -----------

                                                                     $  308,788          $   201,337
                                                                     ==========          ===========

     See also Note 16(iv).

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  __________


10.  TAXES:


     Pretax loss from continuing operations consists of the following:

                                                                          1995         1994          1993
                                                                       ---------   -----------   -----------
     United States                                                     $(346,235)  $(1,517,229)  $(4,671,599)
     Foreign                                                            (265,827)     (553,918)   (2,217,757)
                                                                       ---------   -----------   -----------
                                                                       $(612,062)  $(2,071,147)  $(6,889,356)
                                                                       =========   ===========   ===========

     The components of the foreign pretax loss from continuing operations are as follows:

                                                                          1995         1994          1993
                                                                       ---------   -----------   -----------
     Mahogany                                                          $       -   $         -   $  (856,576)
     Minera                                                             (265,827)     (553,918)   (1,361,181)
                                                                       ---------   -----------   -----------
                                                                       $(265,827)  $  (553,918)  $(2,217,757)
                                                                       =========   ===========   ===========

     The Company no longer has Canadian loss carryforwards due to the disposition of Mahogany in 1993 (see Note 5(b)).

     For U.S. income tax reporting purposes, the Company has net operating loss carryforwards of approximately $14,500,000 expiring from 1997 to 2010. The Chilean loss carryforwards are approximately $3,215,000. Approximately $4 ,452,000 of the United States losses were acquired in the merger with Cumberland Gold, and utilization of these net operating losses is restricted to a maximum of $2,900,000 annually under Internal Revenue Code
     Section 382. In addition, the Company has U.S. capital loss carry-forwards of approximately $27,400,000, expiring 1998. The U.S. net operating loss and the capital loss carry-forwards are limited in their availability for use in any given year. In addition, certain other limitations are placed on the utilization of the net operating losses generated by the Company's subsidiaries.

     For U.S. income tax reporting purposes, the Company has not recorded deferred ta x assets as they are reduced by a valuation allowance in accordance with SFAS No. 109.


11.  STOCK OPTION AGREEMENTS:

     1984 Incentive Stock Option Plan:

     During 1984, the shareholders approved an incentive stock option plan (the "Plan") for officers and key employees that provided for grants of options to purchase up to 300,000 shares of unregistered common stock. In 1990, the Board of Directors approved an amendment to the Plan to increase the shares available for option grants to 2,500,000. The options granted under the Plan are immediately exercisable at the fair market value of the free trading common stock on the date of grant or 110% of such value if the optionee owned more than 10% of the combined voting power of all classes of Company stock as of the grant date. The ability of the Company to grant options, pursuant to the Plan, terminated in 1995. The options expire a maximum of ten years from the date of grant.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  __________


11.  STOCK OPTION AGREEMENTS, CONTINUED:

     A summary of the Company's stock option activity is as follows:

                                                                                        Option
                                                                   Number                Price
                                                                 of Shares             per Share
                                                                 ---------             ---------
                                                                                           $

          Outstanding at December 31, 1992                        2,412,500               .75
          Cancelled                                              (2,352,500)              .75
                                                               ------------
          Outstanding at December 31, 1993                           60,000               .75
          Granted                                                 2,480,000               .20
          Cancelled                                                 (60,000)              .75
          Cancelled                                                (225,000)              .20
                                                               ------------
          Outstanding at December 31, 1994                        2,255,000               .20
          Cancelled                                                (282,500)              .20
                                                               ------------
          Outstanding at December 31, 1995                        1,972,500               .20
                                                               ============

12.  RELATED PARTY TRANSACTIONS:

     During the year ended December 31, 1995:

     . The Company was charged management, consulting, and office administration fees and salaries of $272,494 by officers and companies under significant influence of certain directors of the Company. As at December 31, 1995, $416,079 remained unpaid of which $385,000 and $31,079 have been included in due to officers and accounts payable, respectively.

     . The Company issued 1,180,835 shares of the Company in settlement of $354,250 of indebtedness. Of the amount, $315,000 were amounts owing to companies controlled by current and former officers and directors of the Company.

     . The Company was advanced $74,532 (Cdn. $100,000) by a corporation with a director who is also a director of the Company. The advance was repaid during the year. As at December 31, 1995, the accrued interest of $643 remained outstanding and was included in accounts payable.

     During the year ended December 31, 1994:

     . The Company was charged management, consulting and office administration fees and salaries of $271,350 by officers and companies under significant influence of certain current and former officers of the Company. The companies also made disbursements on behalf of the Company. As at December 31, 1994, $338,905 remained unpaid. Of this amount $150,000, $165,000 and $23,905 have been included in indebtedness to be settled with shares, due to officers and accounts payable, respectively. See also Note 13(d).

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  __________


12.  RELATED PARTY TRANSACTIONS, CONTINUED:

     During the year ended December 31, 1993:

     . The Company was charged management, consulting and office administration fees of $106,167 by companies under significant influence of certain current directors and officers of the Company. As at December 31, 1993, $82,167 remained unpaid and has been included in accrued and other liabilities.

     . The Company was charged management, consulting and office administration fees of $144,139 by companies under significant influence of former directors and officers of the Company. As at December 31, 1993, $39,000 remained unpaid and has been included in accrued and other liabilities.

     . The Company settled $500,000 of amounts due to Mahogany by way of an assignment of a $500,000 promissory note issued by Baja (the "Baja Note"). See also Note 5(b). The Company recorded interest income of $11,778 on the Baja Note prior to the assignment.

     . As a result of a change in management, the Company incurred charges of $212,500 for a severance package negotiated with the Company's former Chairman and President. In addition, $212,500 was incurred by the Company's former subsidiary, Mahogany. These amounts have been included as part of the Company's restructuring costs. Although Mahogany's portion of the termination charge has been included in the Company's Consolidated Statements of Operations, its liabilities are no longer included in the Consolidated Balance Sheets (see Note 5(b)). As at December 31, 1994, $156,250 remained unpaid and was included in due to former officers and directors. During 1995, the Company issued 275,000 shares of the Company, at an ascribed value of $0.30 per share, to the former officers and directors in settlement of the $156,250, recording an extraordinary gain of $73,750 on settlement.


13.  COMMITMENTS AND CONTINGENCIES:

     (a) The Company has future commitments, and advance royalties payable for the base terms of certain agreements, assuming no extensions, as follows:

                                                    Total
                                                 ------------
               1996                              $    206,400
               1997                                   224,400
               1998                                   236,400
               1999                                   937,000
                                                 ------------
                                                 $  1,604,200
                                                 ============

          Rent expense for the years ended December 31, 1995, 1994 and 1993 was $11,928, $12,769 and $92,873, respectively.

     (b) The Tuina project is subject to a 5% in-kind royalty on gross production, with a minimum of 16 tonnes of copper per month commencing August 1, 1995. During 1994, Phoenix made a payment of $200,000. The payment represented an advance payment against which future lease payments could be offset. Since August 1995, the minimum lease payments have been partially met through application of this advance payment. Yuma has funded the remaining portion of payments due.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  __________


13.  COMMITMENTS AND CONTINGENCIES, CONTINUED:

     (c) The Company and other third parties are subject to a multi-count claim filed with the U.S. District Court in Butte, Montana claiming that, as a result of exploration activity in the Southern Cross area, local ground water supplies have been contaminated and reduced. Despite studies prepared privately and by the Department of State Lands (Montana) in 1992 which found no evidence of earlier claims, the plaintiff continues to seek alternative legal approaches against the defendants. Initial discovery proceedings were completed in 1995. The Company believes the claims are without merit and will continue to defend itself vigorously.

     (d) As at December 31, 1995, the Company has recorded $385,000 as due to officers. The officers have agreed not to demand repayment until January 2, 1997, at which time the indebtedness may be either settled with cash, if available, or the issuance of shares of the Company.

     (e) During 1994, a former officer of the Company filed a complaint in the U.S. Superior Court in Maricopa, Arizona seeking unpaid vacation pay, together with interest thereon, treble damages, costs and attorney's fees. The Company subsequently paid the former officer $20,834 representing the Company's calculation of its share of amounts owed. However, the Company is disputing the former officer's computation of the claim and also disputes any award for treble damages. A trial date is scheduled on April 30, 1996.


14.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     At December 31, 1995, 1994, and 1993, non-cash investing and financing activities are as follows:

                                                                     1995           1994           1993
                                                                  ----------     ----------     ----------
     Common stock issued on settlement of debt                    $  436,750     $        -     $        -
     Exchange of mineral property interest on
          settlement of amounts due to Mahogany                      797,481              -              -
     Common stock issued for services rendered                        14,000              -        102,300
     Baja shares received on sale of Mahogany                              -              -        680,000
     Baja Note received on sale of Mahogany                                -              -        500,000
     Exchange of Baja Note on settlement of amounts due
          to Mahogany                                                      -              -        500,000
     Note receivable received on sale of discontinued operations           -              -        800,000

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  __________


15.  SEGMENT INFORMATION:

     The following summary represents geographic information for the Company's United States, Chilean and other operations as of and for the years ended December 31, 1995, 1994 and 1993:

                                                United States         Chile             Other            Total
                                               --------------      -----------       -----------      ------------
     1995
          Sales revenue                        $            -      $         -       $         -      $          -
          Net loss                                   (656,205)        (265,827)                -          (922,032)
          Identifiable assets                       2,201,249        1,960,133            40,338         4,201,720

     1994
          Sales revenue                        $            -      $         -       $        -        $         -
          Net loss                                 (1,517,229)        (553,918)               -         (2,071,147)
          Identifiable assets                       2,249,173        2,855,875                -          5,105,048

     1993
          Sales revenue                        $      261,881      $ 1,147,955       $        -        $ 1,409,836
          Net loss                                 (4,766,881)      (1,447,702)         (57,036)        (6,271,619)
          Identifiable assets                       3,538,807        2,815,984                -          6,354,791

     The following summary represents segmented information for the Company's activities as of and for the years ended December 31, 1995, 1994 and 1993:

                                                     Gold                            Discontinued
                                                  and Silver          Copper          Operations          Total
                                                -------------      ------------      ------------      ------------
     1995:
          Sales revenue                         $           -      $          -      $          -      $          -
          Net loss                                   (656,205)         (265,827)                -          (922,032)
          Identifiable assets                       1,931,617         2,270,103                 -         4,201,720
          Depletion and depreciation                    4,932            44,630                 -            49,562
          Abandonment of mineral properties            48,397                 -                 -            48,397
          Mineral property recoveries                 (47,984)          (44,791)                -           (92,775)
     1994:
          Sales revenue                         $           -      $          -      $          -      $          -
          Net loss                                 (1,517,229)         (553,918)                -        (2,071,147)
          Identifiable assets                       2,249,173         2,855,875                 -         5,105,048
          Depletion and depreciation                   41,875            87,858                 -           129,733
          Abandonment of and provision for
           mineral properties                         497,850                 -                 -           497,850
          Mineral property expenditures                59,819           240,198                 -           300,017
     1993:
          Sales revenue                        $      261,881      $  1,147,955      $          -      $  1,409,836
          Net loss                                 (4,884,373)       (1,447,702)           60,456        (6,271,619)
          Identifiable assets                       3,538,807         2,815,984                 -         6,354,791
          Depletion and depreciation                  225,414           279,001                 -           504,415
          Abandonment of mineral properties            52,912                 -                 -            52,912
          Mineral property recoveries                 (31,920)         (167,258)                -          (199,178)

   The Company did not generate any revenue during 1994 and 1995.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  __________


15.  SEGMENT INFORMATION, CONTINUED:

     The Company's 1993 consolidated revenues for gold and silver were from sales to one customer and for copper were from sales to one customer. The Company believes that the loss of any of these customers would have no material adverse impact on the Company because of the active worldwide market for gold and silver and copper.

     During 1992, the Company's gold and silver revenues were generated solely from the Silver City Joint Venture. In February 1993, the Silver City reserves were exhausted and the facility ceased operations. Residual gold leaching continued in 1993.


16.  SUBSEQUENT EVENTS

     Subsequent to December 31, 1995, the Company:

       i) issued 1,250,000 shares, at an ascribed price of $0.20 per share, to Atlay as partial consideration of the Cougar Acquisition. These shares are held in escrow. Subsequent to the issuance of the shares, the Cougar Acquisition was not completed pursuant to the agreement. Tamarine and Atlay are in negotiations to revise and extend the Cougar Acquisition. There can be no assurance that the companies will be able to reach an agreement in which case these shares will be returned to the Company and held in treasury;

      ii) issued 450,000 shares, at an ascribed price of $0.20 per share, to a company and an individual pursuant to consulting agreements for providing various consulting and financial public relations;

     iii) completed a private placement and issued 555,556 shares, at a price of $0.18 per share, to a corporation with a director who is also a director of the Company; and

      iv) sold 210,000 shares of Baja for net cash proceeds of $338,567. The funds were then used to retire all of the notes payable and outstanding accrued interest, totalling $335,625.

                   NORTH LILY MINING COMPANY AND SUBSIDIARIES
                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                ---------------

                                                                    Additions
                                                            ------------------------------
                                             Balance at        Charged          Charged                                 Balance
                                             Beginning            to           to Other                                 at End
Description                                   of Year          Expenses       Retirements       Deductions              of Year
- -----------                                -------------    -------------    -------------    -------------          -------------
Year ended December 31, 1995:

     Valuation on marketable securities    $           -    $           -    $           -    $           -          $           -
                                           =============    =============    =============    =============          =============


Year ended December 31, 1994:

     Valuation on marketable securities    $           -    $           -    $           -    $          -           $           -
                                           =============    =============    =============    =============          =============


Year ended December 31, 1993:

     Valuation on marketable securities    $   1,084,176    $           -    $           -    $  (1,084,176)/(1)/    $           -
                                           =============    =============    =============    =============          =============




(1)  Includes reversal of provisions on sale of marketable securities.