Form 10-Q
NORTH LILY MINING CO
filed 1996-05-20
CIK 72655

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    March 31, 1996
                                               ------------------

            [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE

                                 EXCHANGE ACT

                                    0-16740
                                  -----------
                           (Commission File Number)


                           NORTH LILY MINING COMPANY
                         -----------------------------
            (Exact name of registrant as specified in its charter)


            UTAH                                          87-0159350
          --------                                      --------------
  (State of Incorporation)                    (IRS Employer Identification No.)

SUITE 210, 1800 GLENARM PLACE, DENVER, COLORADO             80202
------------------------------------------------           --------
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

              Yes     X                        No  ______
                   -------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: May 13, 1996

                                                 Common shares        26,807,403

                           NORTH LILY MINING COMPANY
                           -------------------------

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1996



                                     INDEX
                                     -----

Part I.   Financial Information:
          Item 1.  -   Condensed Consolidated Balance Sheets -
                       March 31, 1996 and December 31, 1995........................................................  3

                   -   Condensed Consolidated Statements of Cash Flow -
                       Three Months Ended March 31, 1996 and 1995..................................................  4

                   -   Condensed Consolidated Statements of Operations -
                       Three Months Ended March 31, 1996 and 1995..................................................  5

                   -   Condensed Consolidated Statements of Shareholder's Equity -
                       March 31, 1996 and December 31, 1995........................................................  6

                   -   Notes to Condensed Consolidated Financial Statements........................................  7

          Item 2.  -   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations...............................................  8

Part II.  Other Information:

          Item 6.  -   Exhibits and Reports on Form 8-K............................................................ 10

                       Signature................................................................................... 11

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                   March 31,         December 31,
ASSETS                                                               1996                1995
                                                                -------------       -------------
Current assets:
  Cash and cash equivalents                                     $    111,904        $    122,515
  Marketable securities                                               52,976             448,800
  Accounts receivable                                                 35,747              44,687
  Inventory                                                           43,207              43,207
                                                                ------------        ------------

       Total current assets                                          243,834             659,209

Advances to Tamarine Ventures Ltd.                                   103,308              35,000
Plant and equipment, net                                             272,124             278,111
Mineral properties, net                                            3,072,693           3,121,943
Other assets                                                         107,457             107,457
                                                                ------------        ------------

       Total assets                                             $  3,799,416        $  4,201,720
                                                                ============        ============


LIABILITIES

Current liabilities:
  Accounts payable                                              $    362,996        $    381,326
  Accrued and other liabilities                                       38,000              38,000
  Reclamation liabilities                                            185,486             220,001
  Notes payable                                                            -             308,788
                                                                ------------        ------------
       Total current liabilities                                     586,482             948,115

Due to officers                                                      445,000             385,000
                                                                ------------        ------------

       Total liabilities                                           1,031,482           1,333,115
                                                                ------------        ------------


SHAREHOLDERS' EQUITY

Common stock, $0.10 par value; authorized 30,000,000 shares;
  issued 28,202,233 and 25,946,677 shares as of
  March 31, 1996 and December 31, 1995, respectively               2,820,222           2,594,667
Additional paid-in capital                                        49,143,994          48,929,549
Accumulated deficit                                              (48,950,479)        (48,835,939)
Treasury stock, at cost, 1,394,830 and 144,830 shares
  as of March 31, 1996 and December 31, 1995, respectively          (267,395)            (17,395)
Marketable securities valuation adjustment                            21,592             197,723
                                                                ------------        ------------

       Total shareholders' equity                                  2,767,934           2,868,605
                                                                ------------        ------------

       Total liabilities and shareholders' equity               $  3,799,416        $  4,201,720
                                                                ============        ============

  The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                               For the three months ended:
                                                                                              March 31,           March 31,
                                                                                                1996                1995
                                                                                           --------------      --------------
Cash flows from operating activities:
  Net loss                                                                                 $     (114,540)     $     (213,185)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Amortization and depreciation                                                                    987              10,644
     Net realized gain on sale of marketable securities and investments                          (118,883)            (21,650)
     Decrease (increase) in accounts receivable                                                    23,652              (8,795)
     Increase in accounts payable and accrued liabilities                                          26,958              54,271
     Decrease in reclamation liabilities                                                          (34,515)            (39,590)
     Increase (decrease) in notes payable                                                        (308,788)              1,507
     Other                                                                                         90,000                   -
                                                                                           --------------      --------------
       Net cash used in operating activities                                                     (435,129)           (216,798)
                                                                                           --------------      --------------
Cash flows from investing activities:
  Acquisition and exploration of mineral properties,
    net of option payments received                                                                49,250              71,852
  Advances to Tamarine Ventures Ltd.                                                              (68,308)                  -
  Proceeds from sale of marketable securities and investments                                     338,576              66,314
  Proceeds from sale of mining and milling equipment                                                5,000              57,500
                                                                                           --------------      --------------
       Net cash provided by investing activities                                                  324,518             195,666
                                                                                           --------------      --------------
Cash flows from financing activities:
  Advances from International Mahogany Corp.                                                            -             117,317
  Proceeds from issuance of common stock                                                          100,000                   -
                                                                                           --------------      --------------
       Net cash provided by financing activities                                                  100,000             117,317
                                                                                           --------------      --------------
       Net increase (decrease) in cash and cash equivalents                                       (10,611)             96,185
Cash and cash equivalents at beginning of period                                                  122,515              38,954
                                                                                           --------------      --------------
Cash and cash equivalents at end of period                                                 $      111,904      $      135,139
                                                                                           ==============      ==============

  The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                                  For the three months ended:
                                                                                  March 31,          March 31,
                                                                                    1996               1995
                                                                               --------------       ------------
Operating expenses:
  General and administrative expenses                                           $     232,920       $   232,239
  Exploration and property carrying costs                                               1,298             5,662
                                                                                -------------       -----------
    Operating loss                                                                   (234,218)         (237,901)

Other income:
  Interest income                                                                         795             1,465
  Net realized gain on sale of marketable securities                                  118,883            21,650
  Other, net                                                                                -             1,601
                                                                                -------------       -----------
    Net loss                                                                    $    (114,540)      $  (213,185)
                                                                                =============       ===========

Net loss per common share                                                       $       (0.01)      $     (0.01)
                                                                                =============       ===========

Weighted average common shares outstanding                                         25,447,133        23,420,842
                                                                                =============       ===========

  The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the periods ended December 31, 1995 and March 31, 1996
(unaudited)

                                                             Common Stock              Additional
                                                    ------------------------------       Paid-In       Accumulated
                                                         Shares          Amount          Capital         Deficit
                                                    ---------------   ------------    ------------    -------------
Balance, December 31, 1994                               23,420,842   $  2,342,084    $ 48,545,382    $ (47,913,907)

Net loss, year ended December 31, 1995                            -              -               -         (922,032)
Common stock issued for services rendered                    70,000          7,000           7,000                -
Common stock issued on settlement of debt                 1,455,835        145,583         291,167                -
Company stock issued by private placement                 1,000,000        100,000         100,000                -
Share issue costs                                                 -              -         (14,000)               -
Marketable securities valuation adjustment                        -              -               -                -
                                                         ----------   ------------    ------------    -------------

Balance, December 31, 1995                               25,946,677      2,594,667      48,929,549      (48,835,939)

Net loss, period ended March 31, 1996                             -              -               -         (114,540)
Common stock issued for services rendered                   450,000         45,000          45,000                -
Common stock issued for proposed acquisition              1,250,000        125,000         125,000                -
Return of common stock to treasury                                -              -               -                -
Common stock issued by private placement                    595,556         59,555          44,445                -
Marketable securities valuation adjustment                        -              -               -                -
                                                         ----------   ------------    ------------    -------------

Balance, March 31, 1996                                  28,202,233   $  2,820,222    $ 49,143,994    $ (48,950,479)
                                                         ==========   ============    ============    =============

                                                                            Marketable
                                                                            Securities
                                                           Treasury         Valuation
                                                             Stock          Adjustment           Total
                                                         ------------       -----------        -----------
Balance, December 31, 1994                               $    (17,395)      $         -        $ 2,956,164

Net loss, year ended December 31, 1995                              -                 -           (922,032)
Common stock issued for services rendered                           -                 -             14,000
Common stock issued on settlement of debt                           -                 -            436,750
Company stock issued by private placement                           -                 -            200,000
Share issue costs                                                   -                 -            (14,000)
Marketable securities valuation adjustment                          -           197,723            197,723
                                                         ------------       -----------        -----------

Balance, December 31, 1995                                    (17,395)          197,723          2,868,605

Net loss, period ended March 31, 1996                               -                 -           (114,540)
Common stock issued for services rendered                           -                 -             90,000
Common stock issued for proposed acquisition                        -                 -            250,000
Return of common stock to treasury                           (250,000)                -           (250,000)
Common stock issued by private placement                            -                 -            100,000
Marketable securities valuation adjustment                          -          (176,131)          (176,131)
                                                         ------------       -----------        -----------

Balance, March 31, 1996                                  $   (267,395)      $    17,395        $ 2,767,934
                                                         ============       ===========        ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


GOING CONCERN

During 1995, 1994, and 1993 the Company incurred net losses of $922,032 and $6,271,619, respectively and at December 31, 1995 had a working capital deficiency of $288,906. At March 31, 1996, the Company had a working capital deficiency of $342,648.

During 1993 the Company ceased operations at its Silver City mine and suspended mining operations at its Tuina mine. As a result the Company has no operating cash flow to meet ongoing obligations. The Company has continually been selling non-essential Company assets to fund ongoing operations and property commitments over the past three years. The Company requires financing to fund its future operations and will attempt to meet its ongoing liabilities as they fall due through the sale of marketable securities or mineral properties. There can be no assurance that the Company will be able to raise the necessary financing to continue in operations or meet its liabilities as they fall due or be successful in resolving its contingent liabilities. Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, the Company may not be able to continue in operations and the net realizable value of its assets may be materially less than the amounts recorded on the consolidated balance sheets.

DISCLOSURES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All adjustments made in the preparation of interim period results, for the three month period ended March 31, 1996, are of a normal recurring nature. The operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements for the year ended December 31, 1995.

LEGAL PROCEEDING

In August 1994, George Holcomb filed a complaint against the Company in the Superior Court for the County of Maricopa, Arizona. Mr. Holcomb seeks vacation pay which was not paid to him when his employment with the Company terminated, together with interest thereon, treble damages, costs, and attorney fees.
During November, 1994, the Company paid $20,834 to Mr. Holcomb, representing the Company's calculation of vacation pay owed. However, the Company disputes Mr. Holcomb's computation, which is based on a higher rate of pay. The Company also disputes any award for treble damages. Mr. Holcomb's motion for summary judgment regarding the applicability of the statute which would award treble damages was denied on April 3, 1995. A trial date has been scheduled for July, 1996.

DUE TO OFFICERS

As at March 31, 1996, the Company has recorded $445,000 as due to officers of the Company. The officers have agreed not to demand repayment until January 2, 1997, at which time the indebtedness may be either settled with cash, if available, or the issuance of shares of the Company.

NORTH LILY MINING COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

PROPOSED SHARE EXCHANGE WITH TAMARINE VENTURES LTD.

On November 17, 1995, the Company executed an Agreement and Plan of Share Exchange (the "Agreement") with Tamarine Ventures Ltd., a company incorporated under the laws of British Columbia, Canada ("Tamarine"). Under the terms of the Agreement the Company is required to effect a one new for ten old reverse stock split, whereby every ten shares of the Company's issued and outstanding shares of Common Stock will be exchanged for one share of Common Stock ("Post-Consolidated Share"), and issue, on closing, one Post-Consolidated Share of the Company in exchange for four common shares of Tamarine, thereby making Tamarine a wholly-owned subsidiary of the Company (the "Share Exchange"). At the closing of the Share Exchange, the Company would issue 2,000,000 Post-Consolidated Shares of its Common Stock to the shareholders of Tamarine. Closing of the Share Exchange is subject to a number of conditions including regulatory acceptance, approval by the shareholders of the Company and satisfactory results of due diligence investigations conducted by the Company and Tamarine. There can be no assurance that the necessary approvals will be obtained, in which case the Agreement may be amended. The Agreement contemplates that Tamarine will acquire other businesses and/or companies using shares of the Company's Common Stock.

In January 1996, the Company issued 1,250,000 shares, at an ascribed price of $0.20 per share, as partial consideration of the proposed acquisition of Atlay Cat Sales and Services Pty Ltd. Subsequent to the issuance of the shares, the proposed acquisition was not completed and the shares were returned to the Company and held in treasury.

During 1995, the Company loaned Tamarine $35,000 pursuant to the issuance of a promissory note by Tamarine. The promissory note bears interest at a rate of 10% compounded semi-annually, payable at maturity. The principal and interest is payable in full on December 31, 1997. 100,000 common shares of Tamarine have been pledged as collateral. In addition, the Company has advanced Tamarine an additional $66,253 through March 31, 1996.

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

By previous agreements entered into in 1995, on May 3, 1996 Yuma entered into a revised agreement with the Company. In summary, the Company's remaining interest in Phoenix will, subject to receipt of regulatory approvals and completion of the Mahogany-Yuma Agreement, be impacted as follows:

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

Since April 13, 1995, Yuma has assumed all indebtedness of Phoenix, provided funding for the preparation of the feasibility study, the costs of securing the water rights for the Tuina Project and the ongoing costs of Phoenix. These costs are partially recoverable by Yuma (the "Yuma Payments") from the Company from the proceeds to be received from the sale of the 10% interest in Phoenix, as noted in item (ii) above. Closing of the Mahogany-Yuma Agreement is subject to regulatory approval and securing the water rights for the Tuina Project.

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

BOLIVIA - SAN SIMON GOLD PROJECT

The Company and Akiko Gold Resources Ltd. ("Akiko") finalized the acquisition of properties in the San Simon gold project in northeastern Bolivia totalling 5,300 hectares on a 50/50 basis. The Company has a letter of understanding with Minera American Barrick Bolivia S.A. ("Barrick") whereby Barrick will commence work on a program starting in May which will include geologic mapping and geochemical sampling. Upon completion of the program Barrick will furnish the Company with all the results. The letter of understanding does not obligate any of the parties to enter into negotiations concerning the properties and the Company will not be responsible for any costs. In addition, the Company will pursue its own work program on the properties with Akiko starting in June and will include surveying of the property boundaries and geochem sampling in those areas not covered by the Barrick program. The cost of this program is estimated to be $110,000.

RESULTS OF OPERATIONS

The Company incurred a loss of $114,540 for the three month period ended March 31, 1996, compared to a loss of $213,185 for the same period in 1995. There was no revenue, no depreciation and amortization charges and no costs of sales for the three month period ending March 31, 1996. The Company does not anticipate any revenue over the next year from current properties.

During the three month period ended March 31, 1996, the Company incurred $232,920 in general and administration expenses, compared to $232,239 for the comparable period in 1995. For the three month period ended March 31, 1996, the Company incurred exploration and property carrying costs of $1,298 and for the same period in 1995, incurred costs of $5,662. The minimal costs in 1996 and 1995 are due primarily to reduced activities and the Company's reduced interest in the Tuina project. Project costs incurred by the Tuina project since April 1995 have been funded by Yuma. The Company also recorded a realized gain of $118,883 from the sale of Baja shares during the three month period ended March 31, 1996, compared to a gain of $21,650 for the same period in 1995.

At March 31, 1996 the Company had a working capital deficiency of $342,648, an increase of $53,742 from its working capital deficiency of $288,906 at December 31, 1995.

During the three month period ended March 31, 1996 the Company received
$100,000 cash proceeds from the issuance of 595,556 shares in the capital stock of the Company pursuant to a private placement. In addition, the Company issued 450,000 shares for consulting and financial public relations services provided, at an ascribed value of $90,000, and a further 1,250,000 shares, at an ascribed price of $0.20 per share, as partial consideration for a proposed acquisition of Atlay Cat Sales and Services Pty Ltd. Subsequent to the issuance of the 1,250,000 shares, the proposed acquisition was not completed and the shares were returned to the Company and held in treasury. During the comparable period in 1995, the Company was provided $117,317 in advances from Mahogany.

During the three month period ended March 31, 1996, the Company was provided cash of $324,518 from investment activities. The Company received net proceeds of $338,576 from the sale of its marketable securities, $49,250 net proceeds from option payments received and $5,000 from the sale of mining and milling equipment.


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



                               NORTH LILY MINING COMPANY



                               By:   /s/ Nick DeMare
                                   ---------------------------------------------
                                    Nick DeMare                     May 16, 1996
                                    Chief Financial Officer and Chief Accounting
                                    Officer