Form 10-Q
period 1996-06-30
NORTH LILY MINING CO
filed 1996-08-14
CIK 72655

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    June 30, 1996
                                                -----------------

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

              Yes     X                                 No
                   -------                                  ------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: August 12, 1996

                                          Common shares               29,652,233

                           NORTH LILY MINING COMPANY
                           -------------------------

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996



                                     INDEX
                                     -----

Part I. Financial Information:

        Item 1.  - Condensed Consolidated Balance Sheets -
                   June 30, 1996 and December 31, 1995....................    3

                 - Condensed Consolidated Statements of Cash Flow -
                   Six Months Ended June 30, 1996 and 1995............  ..    4

                 - Condensed Consolidated Statements of Operations -
                   Six Months Ended June 30, 1996 and 1995
                   and Three Months Ended June 30, 1996 and 1995..........    5

                 - Condensed Consolidated Statements of Shareholder's
                   Equity - June 30, 1996 and December 31, 1995...........    6

                 - Notes to Condensed Consolidated Financial Statements...    7

         Item 2. - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..........    9

Part II. Other Information:

         Item 6. - Exhibits and Reports on Form 8-K.......................   11

                   Signatures.............................................   12

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)




ASSETS                                                               June 30,   December 31,
                                                                       1996         1995
                                                                   ----------  ------------
Current assets:
 Cash and cash equivalents                                         $  202,982    $  122,515
 Marketable securities                                                 51,615       448,800
 Accounts receivable                                                   50,869        44,687
 Inventory                                                             43,207        43,207
                                                                   ----------    ----------
     Total current assets                                             348,673       659,209

Advances to Tamarine Ventures Ltd.                                    148,912        35,000
Plant and equipment, net                                              271,139       278,111
Mineral properties, net                                             3,128,319     3,121,943
Other assets                                                          107,457       107,457
                                                                   ----------    ----------
     Total assets                                                  $4,004,500    $4,201,720
                                                                   ==========    ==========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                  $  440,012    $  381,326
 Accrued and other liabilities                                         20,532        38,000
 Reclamation liabilities                                              164,846       220,001
 Notes payable                                                              -       308,788
                                                                  -----------   ------------
     Total current liabilities                                        625,390       948,115

Due to officers                                                       505,000       385,000
                                                                  -----------   ------------
     Total liabilities                                              1,130,390     1,333,115
                                                                  -----------   ------------

Shareholders' equity:
 Common stock, $0.10 par value; authorized 30,000,000 shares;
   issued 29,652,233 and 25,946,677 shares as of June 30, 1996
   and December 31, 1995, respectively                              2,965,222      2,594,667
 Additional paid-in capital                                        48,978,994     48,929,549
 Accumulated deficit                                              (49,072,942)   (48,835,939)
 Treasury stock, at cost, 144,830 shares as of
   June 30, 1996 and December 31, 1995                                (17,395)       (17,395)
 Marketable securities valuation adjustment                            20,231        197,723
                                                                 ------------   ------------
     Total shareholders' equity                                     2,874,110      2,868,605
                                                                 ------------   ------------
     Total liabilities and shareholders' equity                  $  4,004,500   $  4,201,720
                                                                 ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                      For the six months ended:
                                                                        June 30,      June 30,
                                                                         1996          1995
                                                                       ---------    ---------
Cash flows from operating activities:
 Net income (loss)                                                       $(237,003)  $  48,391
 Adjustments to reconcile net loss to net
  cash provided from (used in) operating activities:
   Amortization and depreciation                                             1,972      27,437
   Gain on disposition of mineral properties                                     -    (309,970)
   Net realized gain on sale of marketable securities and investments     (118,883)    (65,413)
   Decrease (increase) in accounts receivable                               (6,182)    (18,445)
   Decrease (increase) in inventory                                              -       8,474
   Decrease in other assets                                                      -       1,575
   Increase (decrease) in accounts payable and accrued liabilities         161,218     (56,585)
   Decrease in reclamation liabilities                                     (55,155)    (62,078)
   Increase (decrease) in notes payable                                   (308,788)      5,453
   Other items                                                              60,000       8,750
                                                                         ---------   ---------
     Net cash used in operating activities                                (502,821)   (412,411)
                                                                         ---------   ---------
Cash flows from investing activities:
 Acquisition and exploration of mineral properties,
   net of option payments received                                          (6,376)     75,919
 Advances to Tamarine Ventures Ltd.                                       (113,912)          -
 Proceeds from sale of marketable securities and investments               338,576      96,543
 Proceeds from sale of mineral properties                                        -      37,500
 Proceeds from sale of mining and milling equipment                          5,000      57,500
                                                                         ---------   ---------
     Net cash provided by investing activities                             223,288     267,462
                                                                         ---------   ---------
Cash flows from financing activities:
 Advances from International Mahogany Corp.                                      -     148,508
 Proceeds from issuance of common stock                                    360,000           -
                                                                         ---------   ---------
     Net cash provided by financing activities                             360,000     148,508
                                                                         ---------   ---------
     Net increase in cash and cash equivalents                              80,467       3,559
Cash and cash equivalents at beginning of period                           122,515      38,954
                                                                         ---------   ---------
Cash and cash equivalents at end of period                               $ 202,982   $  42,513
                                                                         =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                 For the three months ended:    For the six months ended:
                                                        June 30,    June 30,       June 30,    June 30,
                                                          1996       1995            1996       1995
                                                       ---------   ---------      ---------   ---------
Operating expenses:
 General and administrative expenses                   $ 121,546   $ 170,613      $ 354,466   $ 402,852
 Exploration and property carrying costs                   1,951      34,651          3,249      40,313
                                                       ---------   ---------      ---------   ---------
   Operating loss                                       (123,497)   (205,264)      (357,715)   (443,165)

Other income:
 Interest income                                           1,034         624          1,829       2,089
 Net realized gain on sale of marketable securities            -      43,763        118,883      65,413
 Other, net                                                    -     112,483              -     114,084
 Gain on disposition of mineral properties                     -     309,970              -     309,970
                                                       ---------   ---------      ---------   ---------
   Net income (loss)                                   $(122,463)  $ 261,576      $(237,003)  $  48,391
                                                       =========   =========      =========   =========

Net income (loss) per common share                     $   (0.01)  $    0.01      $   (0.01)  $    0.00
                                                       =========   =========      =========   =========


Weighted average common shares outstanding            24,413,707  23,276,012     24,413,707  23,276,012
                                                      ==========  ==========     ==========  ==========

  The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the periods ended December 31, 1995 and June 30, 1996
(unaudited)


                                                                                                             Marketable
                                                   Common Stock       Additional                             Securities
                                                   ------------        Paid-In      Accumulated    Treasury  Valuation
                                                Shares     Amount       Capital       Deficit       Stock    Adjustment    Total
                                               --------   --------    -----------   ------------   --------- ----------  ---------
Balance, December 31, 1994                    23,420,842  $2,342,084  $48,545,382   $(47,913,907)  $(17,395)  $       -  $2,956,164

Net loss, year ended December 31, 1995                 -           -            -       (922,032)         -           -    (922,032)
Common stock issued for services rendered         70,000       7,000        7,000              -          -           -      14,000
Common stock issued on settlement of debt      1,455,835     145,583      291,167              -          -           -     436,750
Company stock issued by private placement      1,000,000     100,000      100,000              -          -           -     200,000
Share issue costs                                      -           -      (14,000)             -          -           -     (14,000)
Marketable securities valuation adjustment             -           -            -              -          -     197,723     197,723
                                              ----------  ----------  -----------   ------------   --------   ---------  ----------
Balance, December 31, 1995                    25,946,677   2,594,667   48,929,549    (48,835,939)   (17,395)    197,723   2,868,605

Net loss, period ended June 30, 1996                   -           -            -       (237,003)         -           -    (237,003)
Common stock issued for services rendered        300,000      30,000       30,000              -          -           -      60,000
Common stock issued for finders fees             250,000      25,000            -              -          -           -      25,000
Share issue costs                                      -           -      (25,000)             -          -           -     (25,000)
Common stock issued by private placement       3,155,556     315,555       44,445              -          -           -     360,000
Marketable securities valuation adjustment             -           -            -              -          -    (177,492)   (177,492)
                                              ----------  ----------  -----------   ------------   --------   ---------  ----------
Balance, June 30, 1996                        29,652,233  $2,965,222  $48,978,994   $(49,072,942)  $(17,395)  $  20,231  $2,874,110
                                              ==========  ==========  ===========   ============   ========   =========  ==========





   The accompanying notes are an integral part of the condensed consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


GOING CONCERN

During 1995, 1994, and 1993 the Company incurred net losses of $922,032 and $6,271,619, respectively and at December 31, 1995 had a working capital deficiency of $288,906. At June 30, 1996, the Company had a working capital deficiency of $276,717.

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

DISCLOSURES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Regulation S-
X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All adjustments made in the preparation of interim period results, for the six month period ended June 30, 1996, are of a normal recurring nature. The operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements for the year ended December 31, 1995.

SETTLEMENT OF LEGAL PROCEEDING

In August 1994, George Holcomb filed a complaint against the Company in the Superior Court for the County of Maricopa, Arizona. Mr. Holcomb sought vacation pay which was not paid to him when his employment with the Company terminated, together with interest thereon, treble damages, costs, and attorney fees.
During November, 1994, the Company paid $20,834 to Mr. Holcomb, representing the Company's calculation of vacation pay owed. However, the Company disputed Mr. Holcomb's computation, which is based on a higher rate of pay. The Company also disputes any award for treble damages. Mr. Holcomb's motion for summary judgment regarding the applicability of the statute which would award treble damages was denied on April 3, 1995.

In July, 1996, the Company and Mr. Holcomb agreed to a settlement whereby Mr. Holcomb received $15,000 and will receive either a further cash payment of $80,000 or a parcel of undeveloped property. The Company is responsible for 50% of the amount.

DUE TO OFFICERS

As at June 30, 1996 the Company has recorded $445,000 as due to officers of the Company. The officers have agreed not to demand repayment until January 2, 1997, at which time the indebtedness may be either settled with cash, if available, or the issuance of shares of the Company.

NORTH LILY MINING COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

PROPOSED SHARE EXCHANGE WITH TAMARINE VENTURES LTD.

The Company is in the final stages of its negotiation of an Agreement and Plan of Share Exchange (the "Agreement") with Tamarine Ventures Ltd., a company incorporated under the laws of British Columbia, Canada ("Tamarine"). Under the terms of the Agreement the Company will be required to effect a one new for ten old reverse stock split, whereby every ten shares of the Company's issued and outstanding shares of Common Stock will be exchanged for one share of Common Stock ("Post-Consolidated Share"). On closing, the Company will issue 300,000 Post-Consolidated Shares of the Company in exchange for all of the issued and outstanding common shares of Tamarine, thereby making Tamarine a wholly-owned subsidiary of the Company (the "Share Exchange"). The Company has also agreed to issue up to 2,700,000 additional Post-Consolidated Shares (the "Performance Shares") of its common stock to the shareholders of Tamarine, if during any four consecutive calendar quarters, Tamarine achieves any of the following:

       i) 700,000 Post-Consolidated Shares upon generating gross revenues of $8,000,000, not later than December 31, 1997;

      ii) 1,000,000 Post-Consolidated Shares upon generating gross revenues of $20,000,000, not later than December 31, 1999; and

     iii) 1,000,000 Post-Consolidated Shares upon achieving $2,750,000 in net profits, after tax, not later than December 31, 1999.


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

In January 1996, the Company issued 1,250,000 shares, at an ascribed price of $0.20 per share, as partial consideration of a proposed acquisition of Atlay Cat Sales and Services Pty Ltd. Subsequent to the issuance of the shares, the proposed acquisition was not completed and the shares were returned to the Company and held in treasury.

During 1995, the Company loaned Tamarine $35,000 pursuant to the issuance of a promissory note by Tamarine. The promissory note bears interest at a rate of 10% compounded semi-annually, payable at maturity. The principal and interest is payable in full on December 31, 1997. 100,000 common shares of Tamarine have been pledged as collateral. In addition, the Company has advanced Tamarine an additional $113,912 through June 30, 1996.

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

The Companies commenced a work program of soil and water sampling and will do a variety of enzyme leach soil sampling in June. The Companies are also surveying and confirming their claim boundaries. This work program is estimated to be completed in August. In addition, Minera American Barrick Bolivia S.A. (a subsidiary of Barrick Resources) has completed a 6 day work program on the Companies' San Simon Project, at their cost, which included pan concentrate sampling, colluvial soil sampling and enzyme leach soil sampling. These samples will be fire assayed and a report is expected in early August.

RESULTS OF OPERATIONS

The Company incurred losses of $122,463 and $237,003 for the three and six month periods ended June 30, 1996, compared to income of $261,576 and $48,391 for the same periods in 1995. There was no revenue, no depreciation and amortization charges and no costs of sales for the three and six month periods ending June 30, 1996. The Company does not anticipate any revenue over the next year from current properties.

During the three and six month periods ended June 30, 1996, the Company incurred $121,546 and $354,466 in general and administration expenses, compared to $170,613 and $402,852 for the comparable periods in 1995. For the three and six month periods ended June 30, 1996, the Company incurred exploration and property carrying costs of $1,951 and $3,240, respectively, and for the same periods in 1995, incurred costs of $34,651 and $40,313. The reduced costs in 1996 are due primarily to reduced activities and the funding of the maintenance costs in the Tuina project by Yuma.

Effective April 12, 1995 the Company and Mahogany restructured the ownership interest of the Tuina project. The Company exchanged a 9% interest in Phoenix for the outstanding debt to Mahogany. The transaction resulted in the Company recognizing a gain of $309,970. See Restructuring of Tuina Ownership.

At June 30, 1996 the Company had a working capital deficiency of $276,717, a decrease of $12,189 from its working capital deficiency of $288,906 at December 31, 1995.

The Company reports a use of funds of $502,821 from operating activities for the six month period ended June 30, 1996. This compares to a use of funds of $412,411 for the comparable period in 1995.

During the six month period ended June 30, 1996, the Company was provided cash of $223,288 from investment activities. The Company received net proceeds of $338,576 from the sale of its marketable securities and $5,000 from the sale of mineral properties and mining equipment. $6,376 was incurred on exploration activities.

The Company raised $360,000 from the issuance of 3,155,556 common shares during the six month period ended June 30, 1996. A further 550,000 common shares were issued, at an ascribed value of $85,000, for finder's fee and services rendered.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) The following exhibits are filed with this report.

              Regulation S-K Number               Exhibit
              ---------------------               -------

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



                        NORTH LILY MINING COMPANY



                        By:
                            ----------------------------------------------------
                            Nick DeMare                          August 12, 1996
                            Chief Financial Officer and Chief Accounting Officer