Form 10-Q
period 1996-09-30
NORTH LILY MINING CO
filed 1996-11-14
CIK 72655

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    September 30, 1996
                                              --------------------

             [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                                 EXCHANGE ACT

                                    0-16740
                                  -----------
                           (Commission File Number)


                           NORTH LILY MINING COMPANY
                          ---------------------------
            (Exact name of registrant as specified in its charter)


                      UTAH                         87-0159350
                    --------                     --------------
        (State of Incorporation)         (IRS Employer Identification No.)

           SUITE 210, 1800 GLENARM PLACE, DENVER, COLORADO     80202
          -------------------------------------------------   -------
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

              Yes   X                                   No
                  -----                                    -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: November 13, 1996

                                          Common shares               30,052,233

                           NORTH LILY MINING COMPANY
                           -------------------------

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                     INDEX
                                     -----

Part I.   Financial Information:

          Item 1. - Condensed Consolidated Balance Sheets -
                    September 30, 1996 and December 31, 1995..................................   3

                  - Condensed Consolidated Statements of Cash Flow -
                    Nine Months Ended September 30, 1996 and 1995..............................  4

                  - Condensed Consolidated Statements of Operations -
                    Nine Months Ended September 30, 1996 and 1995
                    and Three Months Ended September 30, 1996 and 1995.........................  5

                  - Condensed Consolidated Statements of Shareholder's Equity -
                    September 30, 1996 and December 31, 1995...................................  6

                  - Notes to Condensed Consolidated Financial Statements.......................  7

          Item 2. - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............................  9

Part II.  Other Information:

          Item 6. - Exhibits and Reports on Form 8-K........................................... 11

                    Signatures................................................................. 12


NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)



                                                                                    September 30,   December 31,
                                                                                        1996           1995
                                                                                    -------------   ------------
                                                                                          $               $
ASSETS
Current Assets:
     Cash and cash equivalents                                                            149,089        122,515
     Marketable securities                                                                 45,141        448,800
     Accounts receivable                                                                  168,492         44,687
     Inventory                                                                             43,207         42,207
                                                                                    -------------   ------------
          Total Current Assets                                                            405,929        659,209

Advances to Tamarine Ventures Ltd.                                                        164,278         35,000
Plant and equipment, net                                                                  270,152        278,111
Mineral properties, net                                                                 3,158,505      3,121,943
Other assets                                                                              107,457        107,457
                                                                                    -------------   ------------
          Total Assets                                                                  4,106,321      4,201,720
                                                                                    =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                     433,226        381,326
     Accrued and other liabilities                                                          6,420         38,000
     Reclamation liabilities                                                              131,926        220,001
     Notes payable                                                                              -        308,788
                                                                                    -------------   ------------
          Total Current Liabilities                                                       571,572        948,115

Due to officers                                                                           565,000        385,000
                                                                                    -------------   ------------
          Total Liabilities                                                             1,136,572      1,333,115
                                                                                    -------------   ------------
Shareholers' Equity:
     Common stock, $0.10 par value; authorized 30,000,000 shares;
          issued 30,052,233 and 23,946,677 shares as of
          September 30, 1996 and December 31, 1995, respectively                        3,005,222      2,594,667
Additional paid-in capital                                                             48,978,994     48,929,549
Accumulated deficit                                                                   (49,010,829)   (48,835,939)
Treasury stock, at cost, 144,830 shares as of
          September 30, 1996 and December 31, 1995                                        (17,395)       (17,395)
Marketable securities valuation adjustment                                                 13,757        197,723
                                                                                    -------------   ------------
          Total shareholders' equity                                                    2,969,749      2,868,605
                                                                                    -------------   ------------
          Total liabilities and shareholders' equity                                    4,106,321      4,201,720
                                                                                    =============   ============


  The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                              For the nine months ended:
                                                                                            -----------------------------
                                                                                            September 30,   September 30,
                                                                                                 1996           1995
                                                                                            -------------   -------------
                                                                                                  $               $
Cash flows from operating activities:
     Net loss                                                                                    (174,890)        (99,358)
     Adjustments to reconcile net loss to net
       cash provided from (used in) operating activities:
          Amortization and depreciation                                                             2,959          44,230
          Gain on disposition of mineral properties                                              (206,897)       (309,970)
          Net realized gain on sale of marketable securities and investments                     (118,883)        (77,861)
          Increase in accounts receivable                                                        (123,805)        (10,683)
          Decrease in inventory                                                                         -          55,065
          Decrease in other assets                                                                      -           1,575
          Increase in accounts payable and accrued liabilities                                    200,320         102,321
          Decrease in reclamation liabilities                                                     (88,075)        (94,682)
          Decrease in due to former officers and directors                                              -        (156,250)
          Increase (decrease) in note payable                                                    (308,788)         10,201
          Other items                                                                              60,000           8,750
                                                                                            -------------   -------------
               Net cash used in operating activities                                             (758,059)       (526,662)
                                                                                            -------------   -------------
Cash flows from investing activities:
     Acquisition and exploration of mineral properties,
       net of option payments received                                                            (44,957)        139,775
     Advances to Tamarine Ventures Ltd.                                                          (129,278)              -
     Proceeds from sale of marketable securities and investments                                  338,576         133,540
     Proceeds from sale of mineral properties                                                     215,292               -
     Proceeds from sale of mining and milling equipment                                             5,000          66,250
                                                                                            -------------   -------------
               Net cash provided by investing activities                                          384,633         339,565
                                                                                            -------------   -------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                       400,000               -
     Advances from International Mahogany Corp.                                                         -         148,508
     Loan by related company                                                                            -          74,532
                                                                                            -------------   -------------
               Net cash provided by financing activities                                          400,000         223,040
                                                                                            -------------   -------------
               Net increase in cash and cash equivalents                                           26,574          35,943

Cash and cash equivalents at beginning of period                                                  122,515          38,954
                                                                                            -------------   -------------
Cash and cash equivalents at end of period                                                        149,089          74,897
                                                                                            =============   =============


  The accompanying notes are an integral part of the consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                      For the three months ended:                   For the nine months ended:
                                            ----------------------------------------------   -------------------------------------
                                                 September 30,          September 30,          September 30,         September 30,
                                                      1996                   1995                  1996                   1995
                                            ---------------------    ---------------------   -----------------     ---------------
                                                       $                      $                      $                     $
Operating expenses:
   General and administrative expenses             141,458                 170,763               495,924               573,615
   Exploration and property carrying costs           5,426                  16,704                 8,675                57,017
                                            ---------------------    --------------------    -----------------     ---------------
          Operating loss                          (146,884)               (187,467)             (504,599)             (630,632)

Other income:
   Interest income (expense)                         2,100                     686                 3,929                 2,775
   Net realized gain on sale
      of marketable securities                           -                  12,448               118,883                77,861
   Other, net                                            -                  26,584                     -               140,668
   Gain on disposition of mineral
      properties                                   206,897                       -               206,897               309,970
                                            ---------------------    --------------------    -----------------     ---------------
          Net income (loss)                         62,113                (147,749)             (174,890)              (99,358)
                                            =====================    ====================    =================     ===============
Net income (loss) per common share                    0.00                   (0.01)                (0.01)                (0.01)
                                            =====================    ====================    =================     ===============
Weighted average common shares
 outstanding                                    25,435,714              23,276,012            25,435,714            23,276,012
                                            =====================    ====================    =================     ===============

                       The accompanying notes are an integral part of the consolidated financial statements

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the periods ended December 31, 1995 and September 30, 1996
(unaudited)

                                                                                                            Marketable
                                                Common Stock         Additional                             Securities
                                        --------------------------    Paid-In     Accumulated   Treasury    Valuation
                                             Shares       Amount      Capital       Deficit       Stock     Adjustment    Total
                                        --------------  ----------  -----------  -------------  ----------  ----------  ----------
                                                            $            $              $            $          $            $
Balance, December 31, 1994                  23,420,842   2,342,084   48,545,382    (47,913,907)   (17,395)          -    2,956,164
Net loss, year ended December 31, 1995               -           -            -       (922,032)         -           -     (922,032)
Common stock issued for services
 rendered                                       70,000       7,000        7,000              -          -           -       14,000
Common stock issued on settlement of
 debt                                        1,455,835     145,583      291,167              -          -           -      436,750
Company stock issued by private
 placement                                   1,000,000     100,000      100,000              -          -           -      200,000
Share issue costs                                    -           -      (14,000)             -          -           -      (14,000)
Marketable securities valuation
 adjustment                                          -           -            -              -          -     197,723      197,723
                                        ------------------------------------------------------------------------------------------
Balance, December 31, 1995                  25,946,677   2,594,667   48,929,549    (48,835,939)   (17,395)    197,723    2,868,605

Net loss, period ended September 30,
 1996                                                -           -            -       (174,890)         -           -     (174,890)
Common stock issued for services
 rendered                                      300,000      30,000       30,000              -          -           -       60,000
Common stock issued for finders fees           250,000      25,000            -              -          -           -       25,000
Share issue costs                                    -           -      (25,000)             -          -           -      (25,000)
Common stock issued by private placement     3,555,556     355,555       44,445              -          -           -      400,000
Marketable securities valuation
 adjustment                                          -           -            -              -          -    (183,966)    (183,966)
                                        ------------------------------------------------------------------------------------------
Balance, September 30, 1996                 30,052,233   3,005,222   48,978,994    (49,010,829)   (17,395)     13,737    2,969,749
                                        ==========================================================================================





                  The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       6

NORTH LILY MINING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


GOING CONCERN

During 1995, 1994 and 1993 the Company incurred net losses of $922,032, $2,071,147 and $6,271,619, respectively and at December 31, 1995 had a working capital deficiency of $288,906. At September 30, 1996, the Company had a working capital deficiency of $165,643.

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

DISCLOSURES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Regulation S-
X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All adjustments made in the preparation of interim period results, for the nine month period ended September 30, 1996, are of a normal recurring nature. The operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements for the year ended December 31, 1995.

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

The Annual Meeting of Shareholders held on October 25, 1996 was adjourned to November 22, 1996 as a quorum was not present as to the proposed Tamarine acquisition as well as other items on the agenda. The Company expects to receive a quorum on these items on November 22, 1996.

In January 1996, the Company issued 1,250,000 shares, at an ascribed price of $0.20 per share, as partial consideration of a proposed acquisition of Atlay Cat Sales and Services Pty Ltd. Subsequent to the issuance of the shares, the proposed acquisition was not completed and the shares were returned to the Company and held in treasury.

During 1995, the Company loaned Tamarine $35,000 pursuant to the issuance of a promissory note by Tamarine. The promissory note bears interest at a rate of 10% compounded semi-annually, payable at maturity. The principal and interest is payable in full on December 31, 1997. 100,000 common shares of Tamarine have been pledged as collateral. In addition, the Company has advanced Tamarine an additional $129,278 through September 30, 1996.

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

The completion of project and equity financing and the start of production on the Tuina project will result in operating cash flow and enhance the Company's assets. Yuma has announced that the water rights for the Tuina Mine have been received from the Chilean government. While the Company expects that its agreement with Yuma will close, there is no guarantee that it will. If the agreement with Yuma does not close the Company will retain a 41% interest in the Tuina project and the Company will be required to obtain alternate financing to fund its carrying costs of the Tuina property and its general overhead costs.

BOLIVIA - SAN SIMON GOLD PROJECT

The Company and Akiko Gold Resources Ltd. ("Akiko") finalized the acquisition of properties in the San Simon gold project in northeastern Bolivia totalling 5,300 hectares on a 50/50 basis. The Company has a letter of understanding with Minera American Barrick Bolivia S.A. ("Barrick") whereby Barrick commenced work on a program starting in May which included geologic mapping and geochemical sampling. Upon completion of the program Barrick will furnish the Company with all the results. The letter of understanding does not obligate any of the parties to enter into negotiations concerning the properties and the Company will not be responsible for any costs. In addition, the Company conducted its own work program on the properties with Akiko starting in June and included surveying of the property boundaries and geochem sampling in those areas not covered by the Barrick program.

The Company has completed this summer's field work which included geochem sampling, enzyme leaching and the necessary required claim surveying complying with the conditions of the contract with the land owner. Geochemical and enzyme leaching data taken by the Company and Barrick are in the process of being assayed and analyzed. Final results and reports will be received by the end of November.

RESULTS OF OPERATIONS

The Company incurred losses of $62,113 and $174,890 for the three and nine month periods ended September 30, 1996, compared to losses of $147,749 and $99,358 for the same periods in 1995. There was no revenue, no depreciation and amortization charges and no costs of sales for the three and nine month periods ending September 30, 1996. The Company does not anticipate any revenue over the next year from current properties.

During the three and nine month periods ended September 30, 1996, the Company incurred $141,458 and $495,924 in general and administration expenses, compared to $178,673 and $573,615 for the comparable periods in 1995. For the three and nine month periods ended September 30, 1996, the Company incurred exploration and property carrying costs of $5,426 and $8,675, respectively, and for the same periods in 1995, incurred costs of $16,704 and $57,017. The reduced costs in 1996 are due primarily to reduced activities and the funding of the maintenance costs in the Tuina project by Yuma.

Effective April 12, 1995 the Company and Mahogany restructured the ownership interest of the Tuina project. The Company exchanged a 9% interest in Phoenix for the outstanding debt to Mahogany. The transaction resulted in the Company recognizing a gain of $309,970. See Restructuring of Tuina Ownership.

At September 30, 1996 the Company had a working capital deficiency of $165,643, a decrease of $123,263 from its working capital deficiency of $288,906 at December 31, 1995.

The Company reports a use of funds of $758,059 from operating activities for the nine month period ended September 30, 1996. This compares to a use of funds of $526,662 for the comparable period in 1995.

During the nine month period ended September 30, 1996, the Company was provided cash of $384,633 from investment activities. The Company received net proceeds of $338,576 from the sale of its marketable securities and $5,000 from the sale of mining equipment. In addition, the Company recorded a gain of $206,897 from the sale of its 75% interest in the Gray Eagle mineral property, in which the Company received cash proceeds of $107,291 and recorded an amount receivable of $108,000, with interest at 8.5% interest per annum, due in August, 1997. $44,957 was incurred on exploration activities.

The Company raised $400,000 from the issuance of 3,555,556 common shares during the nine month period ended September 30, 1996. A further 550,000 common shares were issued, at an ascribed value of $85,000, for finder's fee and services rendered.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) The following exhibits are filed with this report.

              Regulation S-K Number               Exhibit
              ---------------------               -------

                      20.1                        News Release
                      20.2                        News Release
                      27.1                        Financial Data Schedule

          (b) Reports on Form 8-K: none

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         NORTH LILY MINING COMPANY



                         By:   /s/  Nick DeMare
                            --------------------------------------------
                            Nick DeMare  November 13, 1996
                            Chief Financial Officer and Chief Accounting Officer