Form 10-K
period 1996-12-31
NORTH LILY MINING CO
filed 1997-04-15
CIK 72655

                                   FORM 1O-K

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

             X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -----
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the Fiscal Year ended:  December 31, 1996
                          ------------------------------------------------------
Commission file number        0-16740
                       ---------------------------------------------------------

                           NORTH LILY MINING COMPANY
                           -------------------------
             (Exact name of registrant as specified in its charter)


                 Utah                                         87-0159350
-------------------------------------------           --------------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                              Identification No.)

210 - 1800 Glenarm Place, Denver, Colorado                             80202
-------------------------------------------                       --------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (303) 294-0427
                                                   --------------------
Securities registered pursuant to Section 12(b) of the Act:


      Title of each class              Name of each exchange on which registered
  Common Stock $.10 par value                          None
 ------------------------------        -----------------------------------------


          Securities registered pursuant to section 12(g) of the Act:
                                     N/A
                          ---------------------------
                                (Title of class)

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21,1997:$1,017,321
                               ----------

Number of shares outstanding of registrant's common stock, $.10 par value, as of March 21, 1997: 2,992,122
                ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K[ ].



Exhibit index on consecutive page 33                          Page 1 of 35 pages

                                     INDEX
                                     -----

                                     PART I
                                     ------

                                                                    Page
Item 1.    Business                                                    3

Item 2.    Properties                                                  8

Item 3.    Legal Proceedings                                          16

Item 4.    Submission of Matters to a Vote of Security Holders        17

                                    PART II
                                    -------

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters                                18

Item 6.    Selected Financial Data                                    18

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        19

Item 8.    Financial Statements and Supplementary Data                25

Item 9.    Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure                     25

                                    PART III
                                    --------

Item 10.   Directors and Executive Officers of the Registrant         26

Item 11.   Executive Compensation                                     27

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                             30

Item 13.   Certain Relationships and Related Transactions             31

                                    PART IV
                                    -------

Item 14.   Exhibits, Financial Statements Schedules and Reports
           on Form 8-K                                                33

                                     PART 1

Item 1.    BUSINESS
           --------

General and Historical Background
---------------------------------

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

On November 17, 1995, the Company executed an Agreement and Plan of Share Exchange (the "Agreement") with Tamarine Ventures Ltd. ("Tamarine"), a company incorporated under the laws of British Columbia, Canada. The Agreement provided for the issuance, at closing, of one post-reverse stock split share of Common Stock of the Company in exchange for each four common shares of Tamarine, thereby making Tamarine a wholly-owned subsidiary of the Company (the "Share Exchange"). At the closing of the Share Exchange, the Company would issue 2,000,000 post-reverse split shares of its Common Stock to the shareholders of Tamarine. On November 22, 1996, the Company terminated the Agreement and abandoned its plan to acquire Tamarine.

Effective December 8, 1996, the Company implemented a one-for-ten reverse split on the outstanding shares of Common Stock. All of the per share amounts have been restated to reflect this reverse stock split.

At December 31, 1996, North Lily had the following subsidiaries and affiliates:

     Minera Northern Resources S.A. ("Northern"), a Chilean limited liability company, 100% (inactive).
     Tenhard Resources, Inc., a Montana corporation, 100% (inactive). Compania Minera Phoenix S.A., ("Phoenix") (formerly Compania Minera San Martin S.A.), a Chilean limited liability company, 41% owned by Northern (active).
     Minera San Lorenzo Limitada ("San Lorenzo"), a Chilean limited liability company, 50% owned by Northern (inactive).

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

The Company has a number of mineral properties in three countries; the United States, Chile and Bolivia. The Company has interests in one project in the United States and, as at December 31, 1996, a 41% equity interest in a copper project in Chile and a 46% interest in an exploration gold property in Bolivia. Historically, the Company's principal mineral target has been gold.

North Lily's common shares traded on the over-the-counter market for approximately 60 years and, beginning in May of 1985, were included in the National Association of Securities Dealers, Inc. system (NASDAQ Symbol: NLMC).

Financial Information About Industry Segments
---------------------------------------------

The Company and its subsidiaries are primarily engaged in the gold and copper business. (See Note 14 of Notes to Consolidated Financial Statements).

Sales and Marketing
-------------------

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

Foreign Investment in Chile
---------------------------

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

Government Regulations
----------------------

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

Environmental Regulations
-------------------------

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

Employees and Facilities
------------------------

As of March 31, 1997, the Company has three employees in the U.S. through its joint projects, and the following company officers: Stephen E. Flechner, President and Chief Executive Officer; W. Gene Webb, Executive Vice-President and Corporate Secretary; and Nick DeMare, Treasurer.

North Lily's office in Denver, Colorado is leased.


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

EXPLORATION BUDGET - 1997

The following table lists the properties in which the Company has an interest, and the 1997 exploration budget for each property. In approving the 1997 budgets for mineral properties, the Company considers a number of factors, among them are: total capital resources available to the Company, joint venture participation, terms of joint venture agreement (if applicable), estimated length of time before the property could be placed into production and activity in the immediate area, evaluation of preliminary geological data, anticipated costs and geologic location.

                               Property Portfolio
                               ------------------

                                              Approximate     Interest Held       1997
                                             Property Size   by the Company    Exploration
Property Name    State      Location            (Acres)      as of 12/31/96      Budget
-------------    -----      --------         --------------  ---------------  -------------

San Simon        Beni       Bolivia               13,087         46%          $120,000/(2)/
Silver City      Utah       United States             20         50%               -
Tintic           Utah       United States          6,000       4%NSR/(1)/      150,000/(3)/
Tintic           Utah       United States          4,114        100%               -
Tuina            Region II  Chile                 15,013         41%               -
                                                                               --------
                                                                TOTAL          $270,000
                                                                               ========

(1) NSR - Net Smelter Return
(2) Minimum work commitment to be incurred on the property, of which the Company's portion is $60,000.
(3) Minimum expenditure commitment to be incurred by lessee of property

Due to the Company's current financial situation it does not plan to conduct any significant exploration activities in 1997. Activities will be limited to making required property payments to maintain the Company's interest, unless a joint venture or acquisition and related financing is accomplished.

During 1996 the Company assessed the capitalized costs of its mineral properties in the United States and Chile. In the opinion of management no write-downs of carrying values were required.

RESERVES

Minerals
--------

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

TUINA PROJECT

Ownership:
----------

The Tuina properties are held by Phoenix, a Chilean company that is owned 41% by the Company and 59% by Mahogany at December 31, 1996. During 1995, the Company, Mahogany and Yuma Gold Mines Limited ("Yuma") entered into a number of agreements which may result in Yuma acquiring Mahogany's interest in the Tuina properties. Yuma may also increase its ownership in the Tuina property by a further 15%. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company started mining operations in the first quarter of 1992, producing copper precipitates. Mining stopped later in 1992 due to a dispute with the mining contractor. The mining contractor was able to obtain a temporary embargo during 1992 preventing the Company from achieving its planned levels of production. The embargo was removed during the fourth quarter of 1992 and new contracts were signed with a replacement contractor to provide services for crushing, transportation, drilling and blasting.

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

1997 Planned Activities:
------------------------

Activities on the Tuina Project are currently curtailed pending the results of a revised feasibility study for a 12,000 ton per day SX/EW plant proposed by Yuma. The water rights have been secured and Yuma now has to either elect to close the Mahogany - Yuma Agreement, subject to regulatory approval, or terminate the agreement. If Yuma elects to terminate the agreement, Mahogany and the Company would not owe Yuma any funds for past expenditures incurred by Yuma. If Yuma elects to purchase the 10% interest then the Company would be required to pursue a joint operating agreement with Yuma, pursuant to which it would pay one-third of the expenditures expended by Yuma on the cost of securing the water rights and 26% of all other costs incurred. These costs would be deducted from payments due from Yuma for the 10% interest to be purchased by Yuma from the Company. Yuma is currently conducting drilling on the property and on completion of this drilling, Bateman has been engaged to perform a bankable feasibility study.

TINTIC PROPERTIES

Ownership:
----------

The properties are held 100% by the Company.

Description of Property:
------------------------

The property is located in the Tintic Mining District, Utah and Juab Counties in the State of Utah, approximately 80 miles south of Salt Lake City. The property comprises (1) surface and mineral rights on approximately 7,741 acres of patented lode mining claims and other patented land owned in fee simple; (2) 2,200 acres of patented land with agricultural and mineral rights; (3) city lots in Eureka, Utah, covering 21 acres; (4) 104 acres of unpatented mining claims; and (5) 20 acres without mineral rights. In addition, the Company owns 28 acres of patented lode mining claims and two unpatented lode mining claims in the Tintic Mining District, Juab County, Utah.

Mineralization:
---------------

There are currently no gold reserves identified on the properties, however deep exploration targets are renewing the interest of several companies.

Description of Property Agreements:
-----------------------------------

The Company owns the Tintic properties outright and has no obligations for underlying payments other than annual fees to the State of Utah.

On January 23, 1987, as extended on April 7, 1997, the Company entered into a mining lease with Centurion Mines Corporation ("Centurion"), a non-affiliated mining company, covering approximately 3,000 acres. The lease, which specifically excludes the mine dumps and tailings, Silver City mill, and existing grazing leases, shall continue until January 23, 2003. Thereafter, the lease shall continue as long as production from the leased premises, or production from adjoining Centurion lands within one thousand feet of the boundary of any portion of the leased premises, is being conducted by Centurion on a continuing basis. Centurion is required to pay advance royalties of $75,000 annually (payments to 1997 have been received) and a production royalty equal to 4% NSR. The Company will also receive a production royalty equal to a 2% NSR from Centurion on any production within one thousand feet of the leased premises. Centurion is still required to fulfil a work commitment with respect to the leased premises at a minimum cost of $150,000 each year through the term of the lease.

On November 22, 1996, the Company sold approximately 374 acres of its holdings in the Tintic Mining District to the Tintic Utah Metals L.L.C. for $65,000. These acres are still subject to the Centurion mining lease and the Company retains the lease rentals, less property taxes, and a 4% NSR.

Prior Activities:
-----------------

To date the lessee has made all lease payments and has fulfilled all work commitments on exploration and development in the Tintic Mining District since negotiating the lease agreement.

Planned 1997 Activities:
------------------------

Approximately 3,000 acres remain subject to a lease agreement with Centurion who are operators of the property. Centurion have advised the Company that they will be spending at least $150,000 in exploration work on the property in order to fulfil their work commitments.

The other approximately 8,000 acres have a future potential real estate value as commuter suburbs, new business communities and rural retreats occur in the corridor developing south from Salt Lake City towards this area. The Company has contacted various real estate development companies to develop this acreage. The Company will continue to pursue this opportunity during 1997.

SILVER CITY JOINT VENTURE

Ownership:
----------

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

Planned 1997 Activities
-----------------------

The remaining reclamation costs have been budgeted for $385,000 of which $192,500 is the Company's share. Approximately $174,000 in state reclamation bonds have been jointly posted. After reclamation work is completed, to the satisfaction of regulatory authorities, the reclamation bonds are to be returned. Funding of reclamation work in 1997 remains a substantial burden to the Company.

SAN SIMON PROPERTY

Ownership:
----------

On April 1, 1995, the Company and Akiko Gold Resources Ltd. ("Akiko"), entered into a letter of agreement (the "San Simon Agreement") with Robert S. Friberg and Marcelo Claure Z. (jointly "Friberg/Claure") whereby Friberg/Claure agreed to acquire mineral properties located in the San Simon region of Bolivia on behalf of Akiko and the Company (collectively the "Companies"). Friberg/Claure will retain an 8% carried interest, with the Companies funding all costs and obligations on a 50/50 basis. To date Friberg/Claure have acquired four concessions (the "San Simon Property") from a third party. Friberg/Claure are to transfer the San Simon Property to a Bolivian subsidiary to be established by the Company. The Companies do not anticipate any further properties to be acquired under the San Simon Agreement. Through December 31, 1996, the Company has paid $171,825 to Friberg/Claure relating to costs incurred pursuant to the San Simon Agreement and property payments made on the San Simon Property.

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

Description of Property Agreement:
----------------------------------

Pursuant to the terms of a property concession agreement entered into on behalf of the Companies, the Companies are required to make total payments of $300,000 to the vendor over a three year period. Through December 31, 1996, the Companies have paid $85,000 and are required to pay: $40,000 on May 12, 1997; $50,000 on November 12, 1997 and $125,000 on May 12, 1998. The San Simon
Property is also subject to a 5% net profits interest ("NPI") in favour of the vendor. The Companies may purchase a 2% NPI at any time during the exploration phase upon payent of $1,700,000. The Companies would then also hold a right of first refusal on a 2% NPI of the remaining 3% NPI. The term of the agreement is for twenty years and the Companies can terminate the agreement without penalty on 30 days notice.

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

The 1996 field program consisted of soil geochem and stream concentrate sampling conducted by the Company and Barrick. Geologists from Activation Laboratories
(ACT) completed two soil geochem lines on the north-south arm of the Machetero I claim. These samples were sent to the ACT lab for enzyme leach testing. The results of stream concentrate samples detected three highly anomalous samples on the Machetero I claim block.

Planned 1997 Activities:
------------------------

The Companies are actively seeking a joint venture partner to help exploit the San Simon property. Several companies are currently reviewing the data. In addition, the Companies plan to do further field work this summar which will include stream concentrate sampling and geochem and rock sampling and mapping to delineate drill targets.

MONTANA PROPERTIES

The Company holds various interests in a number of properties in the State of Montana. There are no obligations for underlying payments other than annual state fees to the State of Montana. The Company has not conducted any exploration work in 1996 on these properties. During 1996 the Company sold its Grey Eagle property for proceeds of $215,292, of which $107,292 has been received. Costs relating to this and other properties were mostly written off in prior years.


Item 3.    LEGAL PROCEEDINGS
           -----------------

In August 1994, George Holcomb filed a complaint against the Company in the Superior Court for the County of Maricopa, Arizona. Mr. Holcomb seeks vacation pay which was not paid to him when his employment with the Company terminated, together with interest thereon, treble damages, costs, and attorney fees.
During November, 1994, the Company paid $20,834 to Mr. Holcomb, representing the Company's calculation of vacation pay owed. Mr. Holcomb, however, had calculated the vacation pay owing as significantly higher. Final settlement with Mr. Holcomb was reached in June, 1996, in which the Company paid $7,500 and has agreed to pay a further $40,000.

On June 23, 1993, Jack M. Scanlon and Carolyn M. Scanlon; Dr. Richard Urwiller and Roberta Urwiller, Dr. William Inkret, Jr., M.D., individually and Dr. William Inkret, Jr., M.D., P.C., a corporation and profit sharing trust; Dr. Richard Granberg and Mary Granberg, on behalf of themselves and all other person similarly situated, filed an action in the United States District Court for the District of Montana, Butte Division, against Magellan Resources Inc., a corporation; Mahogany International Inc. (sic), a corporation, former subsidiaries of North Lily Mining Company, a corporation, their former parent corporation; Ruen Drilling, a corporation, Longyear Company, a corporation; and other unknown John Doe persons and corporations. The plaintiffs allege, that, as a result of exploration activity in the Southern Cross area of Montana, local ground water supplies have been contaminated and reduced. No specific stated claim for damages have been made at this time. Despite studies prepared privately and by the Department of State Lands (Montana) in 1992 which found no evidence of earlier claims, the Plaintiffs continue to seek alternative legal approaches against the defendants. Initial discovery proceedings have been completed. The Company believes the claims are without merit and have instructed its legal counsel to file for a summary judgment for dismissal. The Company and other third parties filed a Summary Judgement for the dismissal of this lawsuit and has received favorable disposition thereof, awaiting execution by the federal court.


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

None.

                                    PART II


Item 5.    MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS
           --------------------------------------

North Lily's common stock has traded on the over-the-counter market for approximately 60 years and was included in the NASDAQ system beginning May of 1985 (symbol: NLMC). The range of high and low bid prices for each fiscal quarter during the two most recently completed fiscal years and the current fiscal year as reported on NASDAQ is as follows:


        1996                                      High          Low
        ----                                      ----          ---
        First quarter                             $1.87        $0.62
        Second quarter                            $3.12        $0.62
        Third quarter                             $2.81        $0.93
        Fourth quarter                            $1.56        $0.38

        1995                                      High          Low
        ----                                      ----          ---

        First quarter                             $2.50        $1.25
        Second quarter                            $2.96        $1.25
        Third quarter                             $2.50        $1.25
        Fourth quarter                            $1.87        $0.62

On March 21, 1997, the high bid price of the common stock was $0.34 per share.

The above bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of April 9, 1997, there were 10,211 shareholders of record of North Lily's common stock.

North Lily has not paid or declared any cash dividends and does not anticipate paying dividends for the foreseeable future. It is expected that any net income will be retained by North Lily for the development of its business.


Item 6.    SELECTED FINANCIAL DATA
           -----------------------

                                             1996         1995          1994          1993          1992
                                             ----         ----          ----          ----          ----
Revenues                                           -            -             -   $ 1,409,836   $ 3,194,916
Loss from continuing operations
    before extraordinary item             $ (662,557)  $ (995,782)  $(2,071,147)  $(6,286,733)  $(4,697,928)
Loss before extraordinary item            $ (662,557)  $ (995,782)  $(2,071,147)  $(6,271,619)  $(5,210,307)
Net Loss                                  $ (662,557)  $ (922,032)  $(2,071,147)  $(6,271,619)  $(5,210,307)

Loss per share from continuing
   operations before extraordinary item   $    (0.23)  $    (0.43)  $     (0.89)  $     (2.70)  $     (2.53)
Loss per share before extraordinary item  $    (0.23)  $    (0.43)  $     (0.89)  $     (2.69)  $     (2.80)
Net loss per share                        $    (0.23)  $    (0.39)  $     (0.89)  $     (2.69)  $     (2.80)


Total assets from continuing operations   $3,622,261   $4,201,720   $ 5,105,048   $ 6,354,791   $21,049,824
Total assets                              $3,622,261   $4,201,720   $ 5,105,048   $ 6,354,791   $22,467,197
Non-current liabilities                   $  625,000   $  385,000   $ 1,168,223             -             -
Book value per share/(1)/                 $     0.83   $     1.11   $      1.27   $      2.16   $      2.26
Cash dividends declared                            -            -             -             -             -

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

Since April 13, 1995, Yuma has assumed all indebtedness of Phoenix, provided funding for the preparation of the feasibility study, the costs of securing the water rights for the Tuina Project and the ongoing costs of Phoenix. These costs are partially recoverable by Yuma (the "Yuma Payments") from the Company from the proceeds to be received from the sale of the 10% interest in Phoenix, as noted in item (ii) above. The water rights have been secured and Yuma now has to either elect to close the Mahogany - Yuma Agreement, subject to regulatory approval, or terminate the agreement. If Yuma elects to terminate the agreement, Mahogany and the Company would not owe Yuma any funds for past expenditures incurred by Yuma. If Yuma elects to purchase the 10% interest then the Company would be required to repay one-third of the expenditures expended by Yuma on the cost of securing the water rights and 26% of all other costs incurred. These costs would be deducted from the payments due from Yuma for the 10% interest to be purchased by Yuma from the Company.

The Company and Mahogany have an agreement in principle to conduct the activities of the Tuina Project on a joint venture basis. The Company expects to enter into a definitive joint venture and operating agreement with Yuma after closing of the Mahogany-Yuma Agreement.

Results of Operations

The Company incurred a loss of $662,557 ($0.23 per share) for the year ended December 31, 1996, compared to losses of $922,032 ($0.39 per share) for 1995 and $2,071,147 ($0.89 per share) for 1994. Due to the continuation of reclamation work at the Silver City Joint Venture and the decision to suspend operations at the Tuina copper property in Chile during 1993, there were no revenue or cost of sales for 1996, 1995 or 1994.

General and administrative costs for 1996 was $648,980 compared to $842,547 in 1995 and $862,735 in 1994. During 1996, the Company continued to reduce general and administrative costs, due to reduced corporate activities and the elimination of the Company's share of general and administrative costs relating to the Tuina Project, due to Yuma's funding of these costs. As a result general and administrative costs in 1996 were $193,567 lower than 1995 levels. During 1995, there was a reduction in the Company's share of general and administrative costs relating to the Tuina Project, primarily due to Yuma's funding of these costs, effective May, 1995; however, these reduced costs were mainly offset by increased head office costs. As a result general and administrative costs in 1995 were only $20,188 lower than 1994.

During 1996, the Company spent $3,527 on general exploration and property holding costs compared with $60,390 in 1995 and $432,425 in 1994. The decrease in exploration and property holding costs in 1996 is attributable to Yuma's funding of Tuina Project costs throughout 1996 and the Company's financial condition.

During 1996, the Company recorded a gain of $206,897 from the disposition of its Grey Eagle property, located in Montana. During 1995, the Company recorded a gain of $49,500 from the disposition of certain of its mineral properties. The Company also settled its indebtedness to Mahogany by reducing its ownership interest in Phoenix from 50% to 41%. The disposition of the 9% interest in Phoenix has resulted in the elimination of the Company's indebtedness to Mahogany and a reduction of the Tuina asset by $797,481. No dispositions of mineral properties were conducted in 1994.

During 1996, Company management reviewed the carrying values of its remaining mineral properties and determined that no write-downs were required. In 1995, the Company wrote off the remaining $71,397 carrying value and reversed an accrual of $23,000 for anticipated property costs of its Nine Mile property, resulting in a net write off of $48,397. During 1994, Company management decided to terminate the Ashdown joint venture agreement. As a result of this decision, a write-down of $197,850 was charged against earnings in 1994. In addition, in 1994 the Company recognized a $300,000 provision for diminution in value of the Nine Mile property.

During 1996 and 1995, the Company realized $118,883 and $92,628 of gains from the sale of marketable securities, proceeds from which have been utilized to meet the Company's liquidity requirements. For the year ended 1994, the Company disposed of marketable securities with a book value of $495,309 for proceeds of $665,803, realizing a gain of $170,494.

During 1996, the Company wrote down mill and mining equipment by $27,000.

During 1995, the Company received $25,000 from the partial sale of the Company's mill equipment in Montana. The proceeds were credited towards the remaining scrap value. During 1994, the Company wrote-down the mill and equipment to its scrap value of $28,103, charging earnings by $371,897.

In contemplation of a proposed acquisition of Tamarine Ventures Ltd. ("Tamarine"), the Company advanced a total of $176,751 to Tamarine. On November 22, 1996, the Company abandoned its plan to acquire Tamarine. To date the Company has been unsuccessful in having the advances repaid and accordingly, wrote off the advances in 1996.

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

During 1994, pursuant to the issuance of promissory notes, the Company borrowed a total of $201,337 from Baja. These funds were used to meet a portion of the Tuina operating costs. During 1995, the Company was advanced $74,532 from a private corporation related to a director of the Company. The Company subsequently issued a promissory note and borrowed $97,167 from a third party. The funds from the promissory note were used to repay the advance from the related party and reduce Company liabilities. During 1996, the Company sold 150,000 common shares of Baja for net cash proceeds of $241,408. The funds received were then used to retire the promissory note and outstanding accrued interest owing to Baja, totalling $211,623. In addition, in 1996 the Company exchanged 50,000 common shares of Baja in settlement of the promissory note and outstanding accrued interest, totalling $97,167, owing to the third party.

In order to improve the Company's liquidity position during 1995 the Company issued 145,583 shares in settlement of $510,500 of recorded indebtedness to former Company officers and related companies, recording an extraordinary gain of $73,750. Current officers of the Company have also agreed to defer repayment of indebtedness of $625,000, comprising $165,000 of unpaid 1994 salaries ("1994 Compensation") $220,000 of unpaid 1995 salaries ("1995 Compensation"), and $240,000 of unpaid 1996 salaries until January 2, 1998 ("1996 Compensation"). The 1994 Compensation will be settled with cash, if available, or the issuance of shares of the Company, at an ascribed price of $3.00 per share. The 1995 Compensation and 1996 Compensation may, at the option of the officer, be settled through the issuance of the Company's common stock, at a price of $0.65 per share.

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

At December 31, 1996 the Company had a working capital deficiency of $274,762, a decrease of $14,144 from its working capital deficiency of $288,906 at December 31, 1995.

The Company reports a use of funds of $557,098 from operating activities for the year ended December 31, 1996. This compares to a use of funds of $742,073 and $895,353 for 1995 and 1994, respectively.

During the year ended December 31, 1996, the Company generated cash of $319,992 from its investing activities. The Company received $241,408 from the sale of marketable securities, $280,292 from the disposition of certain mineral properties and $5,000 from the sale of equipment. The Company used $64,957 in the exploration of its mineral properties and advanced $141,751 to Tamarine. During 1995, the Company generated cash of $354,637 from its investing activities. The Company received $153,649 from the net sale of its marketable securities, $62,822 and $93,403 from the sale of mineral properties and equipment, respectively and $91,987 in net property payments. The Company used $35,000 to advance funds to Tamarine in 1995. During 1994, the Company was provided cash of $334,642 from investment activities. The Company received net proceeds of $665,803 from the sale of its marketable securities. The Company used $300,017 in the exploration of its mineral properties. An additional $31,144 was used to purchase equipment.

For the year ended December 31, 1996, the Company was provided funds of $181,617 from financing activities compared to $470,997 provided in 1995 and $559,595 provided in 1994. In 1996, the Company issued $393,238 in common stock pursuant to a private placement and for services rendered and repaid the $211,623 in promissory notes. In 1995, the Company issued $200,000 common stock pursuant to a private placement of 100,000 shares, received further advances of $163,546 from Mahogany and increased its promissory notes by $107,451. In 1994, financing activities comprised of $358,258 in net advances by Mahogany and the issuance of $201,337 in promissory notes to Baja.

The Company conducts its current mining and exploration activities in the United States, Chile and Bolivia. As a result, the Company is subject to certain risks, including expropriation, political instability, varying degrees of inflation and other uncertainties.

Future Operations

In order to meet its obligations for operations and property agreement commitments, the Company is required to sell its non-essential assets and sell shares of its Common Stock. Remaining marketable securities will be sold and properties with little or no potential will be disposed. If the Company does not have the financial ability to develop a project on its own, future development may be done in conjunction with other parties.

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

PROPOSED SHARE EXCHANGE WITH TAMARINE VENTURES LTD.

On November 17, 1995, the Company executed an Agreement and Plan of Share Exchange (the "Agreement") with Tamarine Ventures Ltd., a company incorporated under the laws of British Columbia, Canada ("Tamarine"). The Agreement provided for the issuance, at closing, of one post-reverse stock split share of Common Stock of the Company in exchange for each four common shares of Tamarine, thereby making Tamarine a wholly-owned subsidiary of the Company (the "Share Exchange"). At the closing of the Share Exchange, the Company would issue 2,000,000 post-reverse split shares of its Common Stock to the shareholders of Tamarine. Closing of the Share Exchange was subject to a number of conditions precedent, including regulatory acceptance, approval by the shareholders of the Company and satisfactory results of due diligence investigations conducted by the Company. On November 22, 1996, the Company terminated the Agreement and abandoned its plan to acquire Tamarine.

In contemplation of the acquisition of Tamarine, the Company advanced $176,751 to Tamarine. To date the Company has been unsuccessful in having the advances repaid. Accordingly, the Company has fully provided for the advances to Tamarine. The Company will continue to pursue collection of the advances.

Impact of SFAS No. 115

Effective January 1, 1994, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", SFAS No. 115 required the Company to account for its marketable securities at market value. Unrealized gains and losses on securities classified as "available for sale" are included as a separate component of shareholders' equity as a marketable securities valuation adjustment. Previously, marketable securities were carried at the lower of their aggregate cost or market value and the unrealized losses net of unrealized gains were included in the determination of loss for the year.

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


Item 9.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------------------

On March 27, 1997, the Company engaged Wheeler Wasoff, P.C. to audit its financial statements for the fiscal year ended December 31, 1996. During the Company's two most recent fiscal years and the subsequent interim period preceding the engagement of this firm, the Company did not consult this firm regarding any of the matters identified in Item 304(a)(2) of Regulation S-K.

The engagement of Wheeler Wasoff, P.C. coincided with the announcement by Coopers & Lybrand L.L.P. of its resignation on March 27, 1997.

Coopers & Lybrand L.L.P. audited the Company's financial statements for each of the years ended December 31, 1994 and 1995. The report on such financial statements contained an explanatory paragraph regarding the Company's ability to continue as a going concern. The decision to change auditors was approved by the board of directors. During the Company's two most recent fiscal years and the subsequent period preceding the engagement of Wheeler Wasoff, P.C., there were no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of that firm, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

                                    PART III



Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:

Name                      Age   Position with the    Business Experience
                                Company
Stephen E. Flechner       53    President and Chief  May 1994 to present -
                                Executive Officer    President of the
                                and Director         Company; 1979 to 1993 -
                                                     Vice President, General
                                                     Counsel & Secretary, Gold
                                                     Fields Mining Corp.,
                                                     Denver, Colorado; April
                                                     1993 to present -President
                                                     of Akiko Gold Resources
                                                     Ltd., Vancouver, British
                                                     Columbia

W. Gene Webb              57    Executive Vice       May 1994 to present -
                                President,           officer and director of
                                Corporate            the Company; September
                                Secretary and        1989 to March 1994 -
                                Director             President and director
                                                     of Canadian Industrial
                                                     Minerals Corp., Denver,
                                                     Colorado; May 1989 to
                                                     present - officer and
                                                     director of Tellis Gold
                                                     Mining Company, Vancouver,
                                                     British Columbia; March
                                                     1990 to June 1994 -
                                                     President and director of
                                                     Jerez Investment Corp.,
                                                     Denver, Colorado; September
                                                     1978 to present - President
                                                     and director of Ferret
                                                     Exploration Company, Inc.,
                                                     Denver, Colorado

Nick DeMare               42    Treasurer            Chartered Accountant. May
                                                     1991 to present -President,
                                                     Chase Management Ltd.,
                                                     Vancouver, British
                                                     Columbia; February 1986 to
                                                     April 1991 - Vice President
                                                     and Chief Financial
                                                     Officer, Ingot Management
                                                     Ltd., Vancouver, British
                                                     Columbia. Mr. DeMare is a
                                                     director and/or officer of
                                                     several publicly-traded
                                                     Canadian companies.

Theodore E. Loud          60    Director             1986 to present -President
                                                     of TEL Advisors Inc. of
                                                     Virginia, Charlottesville,
                                                     Virginia, a registered
                                                     investment adviser and
                                                     corporate financial
                                                     consulting company


Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company. The directors of the Company are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualify. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors. Interim replacements for resigning directors and officers are appointed by the Board of Directors.

Compliance with Section 16(a) of the Exchange Act

During the fiscal year ended December 31, 1996, there were no known failures to file on a timely basis Forms 3, 4, and/or 5 with the Securities and Exchange Commission as required by Section 16(a) of the Securities Exchange Act of 1934.


Item 11.    EXECUTIVE COMPENSATION
            ----------------------

The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Chief Executive Officer of the Company and by each other executive officer of the Company whose total salary and bonus exceeded $100,000 in the Company's fiscal year ended December 31, 1996.

                           Summary Compensation Table

                                                                                    Long Term Compensation
                                                                            ----------------------------------------
                                       Annual Compensation                            Awards             Payouts
                                 -----------------------------------------------------------------------------------
                                                            Other Annual    Restricted       Options/                   All Other
Name and Principal                                          Compensation    Stock Award(s)     SARs        LTIP       Compensation
Position                     Year      Salary       Bonus        ($)              ($)           (#)     Payouts ($)        ($)
------------------------------------------------------------------------------------------------------------------------------------
Stephen E. Flechner,         1996    $120,000/1/     -0-         -0-            -0-            -0-          -0-            -0-
President and Chief          1995    $110,000/1/     -0-         -0-            -0-            -0-          -0-            -0-
Executive Officer/2/         1994     $82,500/2/     -0-         -0-            -0-          85,000         -0-            -0-

------------------------------------------------------------------------------------------------------------------------------------
W. Gene Webb,                1996    $120,000/1/     -0-         -0-            -0-            -0-          -0-            -0-
Executive Vice               1995    $110,000/1/     -0-         -0-            -0-            -0-          -0-            -0-
President and                1994     $82,500/2/     -0-         -0-            -0-          85,000         -0-            -0-
Corporate Secretary
------------------------------------------------------------------------------------------------------------------------------------
William E. Grafham,          1996        -0-         -0-         -0-            -0-            -0-          -0-            -0-
former Chairman of the       1995        -0-         -0-         -0-            -0-            -0-          -0-            -0-
Board, President and         1994        -0-         -0-         -0-            -0-          12,000         -0-            -0-
Chief Executive
Officer/3,4/

-----------------

(1) Unpaid as at December 31, 1996. In addition, Messrs. Flechner and Webb have each agreed to defer a portion of their salaries. See "Certain Transactions" below.

(2) Unpaid as at December 31, 1994. Messrs. Flechner and Webb have each agreed to accept shares of Common Stock of the Company in settlement of these unpaid salaries. See also"Certain Transactions" below.

(3) Mr. Grafham resigned as an officer of the Company as of May 17, 1994. On that date, Mr. Flechner became the Chief Executive Officer of the Company.

(4) Mr. Grafham became the Chief Executive Officer of the Company as of October 25, 1993.

Employment agreements with the Company's executive officers are described below in "Employment Agreements."

The Company does not pay non-officer directors for their services as such nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as directors.

Stock Option Plans

The Company adopted an Incentive Stock Option Plan (the "1984 Plan") in 1984 under which a total of 250,000 shares were available for grant to provide incentive compensation to officers and key employees of the Company. The 1984 Plan was administered by the Board of Directors. Options could be granted for up to 10 years at not less than the fair market value at the time of grant except that the term could not exceed five years and the price had to be 110% of fair market value for any person who at the time of grant held more than 10% of the total voting power of the Company. Unless otherwise specified by the Board of Directors, options were exercisable as they vested at a rate of 2.77% per month, and terminated ten years after the date of grant. The 1984 Plan expired October 31, 1994.

At December 31, 1996, options to purchase 187,250 shares at $2.03 were outstanding under the 1984 Plan.

On November 22, 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") reserving an aggregate of 275,000 shares of the Company's Common Stock (the "Available Shares") for issuance pursuant to the exercise of stock options ("Options") which may be granted to employees, officers, and directors of the Company and consultants to the Company. The 1996 Plan provides for annual adjustment in the number of Available Shares, commencing December 31, 1996, to a number equal to 10% of the number of shares outstanding on December 31 of the preceding year or 275,000 shares, whichever is greater.

The 1996 Plan provides that disinterested directors will receive automatic options grants to purchase 10,000 shares of the Company's Common Stock upon their initial appointment or election as directors, and on the date of each subsequent annual shareholders' meeting, which vest in 33-1/3% installments commencing on the first anniversary of the grant date. Grants to employee directors and officer/directors can be either Non-Qualified Stock Options or Incentive Stock Options, to the extent that they do not exceed the Incentive Stock Option exercise limitations, and the portion of an option to an employee director or officer/director that exceeds the dollar limitations of Code Section 422 will be treated as a Non-Qualified Stock Option. All options granted to disinterested directors will be Non-Qualified Options.

The option price of any Incentive Stock Option may be not less than 100% of the Fair Market Value per share on the date of grant of the option; provided, however, that any Incentive Stock Option granted under the 1996 Plan to a person owning more than ten percent of the total combined voting power of the Common Stock will have an option price of not less than 110% of the Fair Market Value per share on the date of grant of the Incentive Stock Option. Each Non-Qualified Stock Option granted under the 1996 Plan will be at a price no less than 85% of the Fair Market Value per share on the date of grant thereof, except that the automatic stock option grants to disinterested directors will be at a price equal to the Fair Market Value per share on the date of grant. "Fair Market Value" per share as of a particular date is defined in the 1996 Plan as the last sale price of the Company's Common Stock as reported on a national securities exchange or on the NASDAQ System or, if none, the average of the closing bid and asked prices of the Company's Common Stock as reported by NASDAQ or, if such quotations are unavailable, the value determined by the Compensation Committee in its discretion in good faith.

The exercise period of options granted under the 1996 Plan may not exceed ten years from the date of grant thereof. Incentive Stock Options granted to a person owning more than ten percent of the total combined voting power of the Common Stock of the Company will be for no more than five years.

Unless otherwise specified in an optionee's agreement, options granted under the 1996 Plan to officers, officer/directors, disinterested directors who are not on the Compensation Committee, and employees will become vested with the optionee under the following schedule: 50% upon the first anniversary of the option grant and 12.5% upon each of the four three-month periods following the first anniversary.

There were no individual grants of stock options or freestanding stock appreciation rights made during the fiscal year ended December 31, 1996.

  Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option Values

 -------------------------------------------------------------------------------
                                                     Number of
                                                     Securities      Value of
                                                     Underlying     Unexercised
                                                    Unexercised    in-the-money
                                                    Options/SARs   Options/SARs
                                                     at Fiscal       at Fiscal
                                                    Year End (#)   Year End ($)
--------------------------------------------------------------------------------

                    Shares Acquired     Value       Exercisable/   Exercisable/
Name                on  Exercise (#)  Realized ($) unexercisable  unexercisable
-------------------------------------------------------------------------------

Stephen E. Flechner        -0-             -0-         85,000/0            0/0
W. Gene Webb               -0-             -0-         85,000/0            0/0
--------------------------------------------------------------------------------


On November 22, 1996, the Company also adopted the 1996 Restricted Stock Plan (the "Stock Plan") reserving an aggregate of 275,000 shares (the "Available Shares") of the Company's Common Stock for issuance to employees, officers, and directors of the Company and consultants to the Company. The Stock Plan provides for annual adjustment in the number of Available Shares, commencing December 31, 1996, to a number equal to 10% of the number of shares outstanding on December 31 of the preceding year or 275,000 shares, whichever is greater. Shares issued under this Stock Plan are "restricted" in the sense that they are subject to repurchase by the Company at cost during the vesting period. Unless otherwise specified in a participant's agreement, shares issued under the Stock Plan to officers, officer/directors, disinterested directors who are not on the Committee, and employees will become vested with the participant under the following schedule: 50% upon the first anniversary of the date of issuance and 12.5% upon each of the four three-month periods following the first anniversary.

The Stock Plan provides that disinterested directors will receive automatic issuances of 10,000 shares of the Company's Common Stock upon their initial appointment or election as directors, and on the date of each subsequent annual shareholders' meeting, which vest in 33-1/3% installments commencing on the first anniversary of the issue date.

The Company has no other long-term incentive plans.

There are no arrangements pursuant to which directors of the Company are compensated in their capacities as such.

Employment Agreements

Effective May 16, 1994, Messrs. Flechner and Webb entered into employment agreements with the Company. The agreements provide for compensation consisting of annual salary of $120,000; benefits which shall include health and disability insurance, key-man life insurance, and retirement plan; an annual cash bonus, 50% of which may be taken in the Company's common stock at the election of Messrs. Flechner and Webb; and equity grants pursuant to the

Company's incentive stock option plan and restricted stock plan. The term of the employment agreements is five years.


Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

The following table sets forth information, as of April 9, 1997, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, and by directors, nominees, and officers of the Company, and by officers and directors as a group.

                                 Amount and Nature of
Name of Beneficial Owner       Beneficial Ownership (1)    Percent of Class (2)

CEDE & Co.                              1,771,849                 59.22%
Box 20
Bowling Green Station
New York, NY 10004

Philadep & Co                             458,842                 15.34%
1900 Market Street
2nd Floor
Philadelphia, PA 19103

Stephen E. Flechner                        88,000 (3)              2.94%

W. Gene Webb                               85,000 (3)              2.84%

Theodore E. Loud                            7,000                  0.23%

Nick DeMare                                 5,730 (4)              0.19%

All officers and directors                185,730 (5)              6.21%
 as a group (4 persons)
---------------

(1) Information with respect to beneficial ownership is based upon information furnished by each shareholder contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to the shares shown.

(2) Based on 2,992,122 shares outstanding. Where the persons listed on this table have the right to obtain additional shares of Common Stock within 60 days from April 9, 1997, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3) Includes 85,000 shares of Common Stock issuable upon exercise of presently exercisable options.

(4) Includes 5,000 shares of Common Stock issuable upon exercise of presently exercisable options.

(5) Includes 175,000 shares of Common Stock issuable upon exercise of presently exercisable options.

Changes in Control

No arrangements are known to the Company, including any pledge by any person of securities of the Company, the operation of which may, at a subsequent date, result in a further change in control of the Company.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

During 1994, the Company was charged management, consulting, and office administration fees of $183,786 by private companies owned or controlled by William E. Grafham, a former officer and director of the Company. In addition, during 1994 these companies made disbursements on behalf of the Company. As of December 31, 1994, $265,000, which included an outstanding balance of $82,167 as of December 31, 1993, remained unpaid. As indicated in the table below, the indebtedness of $265,000 was paid in 1995 with the issuance of 88,333 shares of the Company's Common Stock.

During 1994, 1995, and 1996, the Company was charged management, consulting, and office administration fees of $65,264 (Cdn.$91,488), $51,194 (Cdn.$70,400), and
$43,806 (Cdn.$59,750), respectively, by private companies owned by Nick DeMare, an officer of the Company. As indicated in the table below, indebtedness of $50,000 was paid in 1995 with the issuance of 16,667 shares of the Company's Common Stock. As of December 31, 1996, $50,213 remained unpaid.

In order to reduce its cash requirements during 1995, the Company negotiated with certain current and former directors and officers, related companies, and creditors to settle $354,250 of indebtedness and unpaid amounts through the issuance of Common Stock at an ascribed price of $3.00 per share to the following parties:

                                Indebtedness to be     Ascribed Price  Number of
Creditor                        Settled by Shares        per Share      Shares

W.G. Ltd./1/                          $265,000              $3.00         88,333
DNG Capital Corp./2/                  $ 50,000              $3.00         16,667
Others                                $ 39,250              $3.00         13,083
Total                                 $354,250                           118,083

/1/ A private company owned by William E. Grafham

/2/ A private company owned by Nick DeMare.

All of the shares were issued in 1995.

During 1993, Mr. Anton R. Hendriksz and Mr. Thomas L. Crom, then Chairman of the Board and President of the Company, respectively, agreed to terminate their existing employment agreements with the Company and to provide consulting services to International Mahogany Corp. ("Mahogany") and the Company for a 24-month period in consideration for cash payments of $125,000 and $100,000, respectively, and quarterly cash payments of $12,500 each over a 24-month period. The termination and consulting payments were to be shared equally by Mahogany and the Company. Subsequent to an initial payment in 1993 of $31,250 to Mr. Hendriksz and $25,000 to Mr. Crom (being the Company's share of one-half of their termination payments), the Company and Mahogany did not make further payments to Messrs. Hendriksz and Crom. Pursuant to a Settlement Agreement dated June 20, 1995, assignees of Messrs. Hendriksz and Crom agreed to accept 15,000 and 12,500 shares of the Company's Common Stock, respectively, in full settlement of all claims against the Company.

On August 25, 1995, Turks Ltd., a private company of which W. Gene Webb is a director, borrowed $74,532 (Cdn.$100,000) and in turn loaned the money to the Company. The Company pledged 90,000 shares of Baja Gold Inc. stock as collateral to secure the loan. The loan was due November 30, 1995 and interest was charged at the rate of 8.875% per annum. Neither Turks Ltd. nor Mr. Webb received any compensation from this transaction. On October 3, 1995, the Turks, Ltd. loan principal described above was repaid with proceeds from a loan made to the

Company by a non-affiliated third party. The loan was in the amount of $97,167 (Cdn.$130,000), was originally due December 31, 1995, and accrued interest at the rate of 8% per annum. The Company pledged 90,000 shares of Baja Gold Inc. Stock as collateral to secure the loan. The loan was extended to January 31, 1996 and paid as of that date.

During 1994, the Company recorded $165,000 as due to officers relating to unpaid salaries to Messrs. Flechner and Webb. The officers originally agreed not to demand payment of this amount until January 2, 1996 (extended to January 2, 1998), at which time the indebtedness was to be either settled with cash, if available, or the issuance of shares of the Company, at an ascribed price of $3.00 per share. The amount remained outstanding at December 31, 1996. During 1995 and 1996, the Company recorded $210,000 and $220,000, respectively, as due to the officers as salary compensation. These amounts remained outstanding at December 31, 1996, and may, at the option of the officer, be settled through the issuance of the Company's common stock, at a price of $0.65 per share. Messrs. Flechner and Webb have agreed not to demand payment of amounts owed to them until January 2, 1998.

During 1994, the Company and Akiko Gold Resources Ltd., a company with a director in common, entered into a letter agreement to acquire mineral properties located in the San Simon region of Bolivia. See Item 2. Properties.

                                    PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
            ---------------------------------------------------------------

A)  The following documents are filed as part of this report:

    1. Financial Statements:

       Report of Independent Accountants, (1997)
       Consolidated Balance Sheets, (December 31, 1996 and 1995)
       Consolidated Statements of Operations, (December 31, 1996, 1995 and 1994) Consolidated Statements of Shareholders' Equity, (December 31, 1996, 1995
        and 1994)
       Consolidated Statements of Cash Flows, (December 31, 1996, 1995 and 1994) Notes to Consolidated Financial Statements

    2. Financial Statements Schedules:

       Schedule VIII - Valuation and Qualifying Accounts

    All other schedules have been omitted because they are not required, are inapplicable, or the information is otherwise included in the financial statements or notes thereto.


    3. Exhibits:

                                                                        Consecutive
       Regulation                                                        Form lO-K
       10-K Number        Exhibit                                        Page No.
       ------------       -------                                       -----------
           3.1            Articles of Incorporation, as amended(1)          N/A
           3.2            Bylaws (2)                                        N/A
          10.1            Tuina Agreement (3)                               N/A
          10.2            Employment Agreement (3)                          N/A
          10.3            Amended Stock Option Agreement (3)                N/A
          10.4            Letter Agreement dated August 6, 1993 (4)         N/A
          10.5            Baja Gold Inc., Loan Documents (5)
          10.6            W. Gene Webb Employment Agreement(6)
          10.7            Stephen E. Flechner Employment Agreement(6)
          27.0            Financial Data Schedule

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

(6) Incorporated by reference to the Exhibits to North Lily's Form 10-K for the fiscal year ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NORTH LILY MINING COMPANY


April 14, 1997                    By:  /s/ Stephen E. Flechner
                                     -------------------------
                                      Stephen E. Flechner
                                      Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



April 14, 1997                   By:  /s/ Stephen E. Flechner
                                     -------------------------
                                      Stephen E. Flechner
                                      Chief Executive Officer,
                                      President and Director


April 14, 1997                   By:  /s/ W. Gene Webb
                                     -------------------------
                                      W. Gene Webb
                                      Executive Vice-President,
                                      Corporate Secretary and Director


April 14, 1997                   By:  /s/ Nick DeMare
                                     -------------------------
                                      Nick DeMare
                                      Principal Financial
                                      and Accounting Officer and Treasurer


April 14, 1997                   By:  /s/ Theodore E. Loud
                                      ----------------------
                                      Theodore E. Loud
                                      Director