Form 10-K/A
period 1996-12-31
NORTH LILY MINING CO
filed 1997-05-07
CIK 72655

IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS FORM 10-K/A IS BEING FILED IN PAPER PURSUANT TO TEMPORARY HARDSHIP EXEMPTION.


                                  FORM 1O-K/A
                                AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.    20549

             X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -----
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the Fiscal Year ended:         December 31, 1996
                            ----------------------------------------------------
Commission file number            0-16740
                         -------------------------------------------------------

                           NORTH LILY MINING COMPANY
                           -------------------------
             (Exact name of registrant as specified in its charter)

           Utah                                            87-0159350
--------------------------------            ------------------------------------
State or other jurisdiction                 (I.R.S. Employer Identification No.)
of incorporation or organization

210 - 1800 Glenarm Place, Denver, Colorado                             80202
-------------------------------------------                          ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (303) 294-0427
                                                   ----------------
Securities registered pursuant to Section 12(b) of the Act:

           Title of each class         Name of each exchange on which registered
   Common Stock $.10 par value                             None
------------------------------------   -----------------------------------------


          Securities registered pursuant to section 12(g) of the Act:
                                      N/A
                     ------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                            Yes   X                   No_______
                               -------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21,1997: $1,017,321
                               ------------

Number of shares outstanding of registrant's common stock, $.10 par value, as of
March 21, 1997:   2,992,122
                -----------

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

                                            PROPERTY PORTFOLIO
                                            ------------------
                                            Approximate     Interest Held       1997
                                           Property Size   by the Company    Exploration
Property Name      State      Location        (Acres)      as of 12/31/96      Budget
---------------  ---------  -------------  --------------  ---------------  -------------

San Simon        Beni       Bolivia               13,087          46%       $120,000/(2)/
Silver City      Utah       United States             20          50%              -
Tintic           Utah       United States          6,000       4%NSR/(1)/    150,000/(3)/
Tintic           Utah       United States          4,114         100%              -
Tuina            Region II  Chile                 15,013          41%              -
                                                                            --------
                                                            TOTAL           $270,000
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

1997 Planned Activities:
------------------------

Activities on the Tuina Project are currently curtailed pending the results of a revised feasibility study for a 12,000 ton per day SX/EW plant proposed by Yuma. The water rights have been secured and Yuma now has to either elect to close the Mahogany -Yuma Agreement, subject to regulatory approval, or terminate the agreement. If Yuma elects to terminate the agreement, Mahogany and the Company would not owe Yuma any funds for past expenditures incurred by Yuma. If Yuma elects to purchase the 10% interest then the Company would be required to pursue a joint operating agreement with Yuma, pursuant to which it would pay one-third of the expenditures expended by Yuma on the cost of securing the water rights and 26% of all other costs incurred. These costs would be deducted from payments due from Yuma for the 10% interest to be purchased by Yuma from the Company. Yuma is currently conducting drilling on the property and on completion of this drilling, Bateman has been engaged to perform a bankable feasibility study.

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


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

In August 1994, George Holcomb filed a complaint against the Company in the Superior Court for the County of Maricopa, Arizona. Mr. Holcomb seeks vacation pay which was not paid to him when his employment with the Company terminated, together with interest thereon, treble damages, costs, and attorney fees.
During November, 1994, the Company paid $20,834 to Mr. Holcomb, representing the Company's calculation of vacation pay owed. Mr. Holcomb, however, had calculated the vacation pay owing as significantly higher. Final settlement with Mr. Holcomb was reached in June, 1996, in which the Company agreed to pay an initial payment of $15,000 and has agreed to pay a final payment of $80,000. The cost of this settlement is being paid on a 50:50 basis by the Company and Mahogany. During 1996, the initial payment of $15,000 was made and the Company has accrued $40,000 for its share of the settlement. Should Mahogany not honor its commitment to pay its share of this settlement agreement, the Company will be obliged to pay the full settlement amount.

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


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

On November 22, 1996, the Company held its annual meeting of shareholders. The following matters were voted upon at the meeting:

------------------------------------------------------------------------------------------
Matter                                          Votes For   Votes Against  Votes Abstained

Election of Directors/(1)/

     Stephen E. Flechner                        19,675,900        762,139

     Theodore E. Loud                           19,612,932        825,107

     John R. Twohig                             19,420,952      1,017,087

     W. Gene Webb                               19,491,498        946,541

Proposal for Reverse Stock Split                17,037,587      1,831,756          190,802

Proposal to Acquire Tamarine Ventures/(2)/       9,177,945      1,216,100          367,103

Proposal to Adopt 1996 Stock Option Plan         7,971,555      2,055,632          517,627

Proposal to Adopt 1996 Restricted Stock Plan     8,069,131      1,908,359          567,324

Proposal to Authorize Preferred Stock/(3)/       8,044,764      2,047,294          452,756
------------------------------------------------------------------------------------------

NOTES:

(1) All of the directors were elected. On November 23, 1996, Mr. Twohig submitted his resignation.

(2) Although this proposal received the requisite shareholder approval, the Board of Directors determined to abandon the acquisition.

(3) The shareholders did not approve this proposal by the requisite affirmative vote of a majority of the outstanding shares.

All of the matters set forth above were approved by the shareholders, except for the proposal to authorize preferred stock.

                                    PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON
             EQUITY AND RELATED STOCKHOLDER MATTERS
             --------------------------------------

North Lily's common stock has traded on the over-the-counter market for approximately 60 years and was included in the NASDAQ system beginning May of 1985 (symbol: NLMC). The range of high and low bid prices for each fiscal quarter during the two most recently completed fiscal years and the current fiscal year as reported on NASDAQ is as follows:

                     1996              High    Low
                     ----              -----  -----

                     First quarter     $1.87  $0.62
                     Second quarter    $3.12  $0.62
                     Third quarter     $2.81  $0.93
                     Fourth quarter    $1.56  $0.38

                     1995              High    Low
                     ----              -----  -----

                     First quarter     $2.50  $1.25
                     Second quarter    $2.96  $1.25
                     Third quarter     $2.50  $1.25
                     Fourth quarter    $1.87  $0.62

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


ITEM 6.      SELECTED FINANCIAL DATA
             -----------------------

                                               1996         1995          1994          1993          1992
                                               ----         ----          ----          ----          ----

Revenues                                             -            -             -   $ 1,409,836   $ 3,194,916

Loss from continuing operations
    before extraordinary item               $ (662,557)  $ (995,782)  $(2,071,147)  $(6,286,733)  $(4,697,928)
Loss before extraordinary item              $ (662,557)  $ (995,782)  $(2,071,147)  $(6,271,619)  $(5,210,307)
Net Loss                                    $ (662,557)  $ (922,032)  $(2,071,147)  $(6,271,619)  $(5,210,307)

Loss per share from continuing
   operations before extraordinary item     $    (0.23)  $    (0.43)  $     (0.89)  $     (2.70)  $     (2.53)
Loss per share before extraordinary item    $    (0.23)  $    (0.43)  $     (0.89)  $     (2.69)  $     (2.80)
Net loss per share                          $    (0.23)  $    (0.39)  $     (0.89)  $     (2.69)  $     (2.80)

Total assets from continuing operations     $3,622,261   $4,201,720   $ 5,105,048   $ 6,354,791   $21,049,824
Total assets                                $3,622,261   $4,201,720   $ 5,105,048   $ 6,354,791   $22,467,197


                                               1996          1995         1994          1993           1992
                                               ----          ----         ----          ----           ----
Non-current liabilities                     $  625,000   $  385,000   $ 1,168,223            -             -
Book value per share/(1)/                   $     0.83   $     1.11   $      1.27     $   2.16      $   2.26
Cash dividends declared                              -            -             -            -             -

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

General and administrative costs for 1996 was $675,449 compared to $842,547 in 1995 and $862,735 in 1994. During 1996, the Company continued to reduce general and administrative costs, due to reduced corporate activities and the elimination of the Company's share of general and administrative costs relating to the Tuina Project, due to Yuma's funding of these costs. As a result general and administrative costs in 1996 were $167,098 lower than 1995 levels. During 1995, there was a reduction in the Company's share of general and administrative costs relating to the Tuina Project, primarily due to Yuma's funding of these costs, effective May, 1995; however, these reduced costs were mainly offset by increased head office costs. As a result general and administrative costs in 1995 were only $20,188 lower than 1994.

During 1996, the Company spent $3,527 on general exploration and property holding costs compared with $60,390 in 1995 and $432,425 in 1994. The decrease in exploration and property holding costs in 1996 is attributable to Yuma's funding of Tuina Project costs throughout 1996 and the Company's financial condition.

During 1996, the Company recorded a gain of $206,897 from the disposition of its Gray Eagle property, located in Montana. During 1995, the Company recorded a gain of $49,500 from the disposition of certain of its mineral properties. The Company also settled its indebtedness to Mahogany by reducing its ownership interest in Phoenix from 50% to 41%. The disposition of the 9% interest in Phoenix has resulted in the elimination of the Company's indebtedness to Mahogany and a reduction of the Tuina asset by $797,481. No dispositions of mineral properties were conducted in 1994.

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

For the year ended December 31, 1996, the Company was provided funds of $181,617 from financing activities compared to $470,997 provided in 1995 and $559,595 provided in 1994. In 1996, the Company issued $393,238 in common stock pursuant to a private placement and for services rendered and repaid the $211,621 in promissory notes. In 1995, the Company issued $200,000 common stock pursuant to a private placement of 100,000 shares, received further advances of $163,546 from Mahogany and increased its promissory notes by $107,451. In 1994, financing activities comprised of $358,258 in net advances by Mahogany and the issuance of $201,337 in promissory notes to Baja.

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

                                    PART III



ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             --------------------------------------------------

The following table sets forth the names and agest of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:

NAME                   AGE  POSITION WITH THE COMPANY       BUSINESS EXPERIENCE
Stephen E. Flechner     53  President and Chief             May 1994 to present - President of the Company;
                            Executive Officer and Director  1979 to 1993 - Vice President, General Counsel
                                                            & Secretary, Gold Fields Mining Corp., Denver,
                                                            Colorado; April 1993 to present - President of
                                                            Akiko Gold Resources Ltd., Vancouver, British
                                                            Columbia


W. Gene Webb            57  Executive Vice President,       May 1994 to present - officer and director of the
                            Corporate Secretary and         Company; September 1989 to March 1994 -
                            Director                        President and director of Canadian Industrial
                                                            Minerals Corp., Denver, Colorado; May 1989 to
                                                            present - officer and director of Tellis Gold
                                                            Mining Company, Vancouver, British Columbia;
                                                            March 1990 to June 1994 - President and director
                                                            of Jerez Investment Corp., Denver, Colorado;
                                                            September 1978 to present - President and
                                                            director of Ferret Exploration Company, Inc.,
                                                            Denver, Colorado

Nick DeMare             42  Treasurer                       Chartered Accountant.  May 1991 to present -
                                                            President, Chase Management Ltd., Vancouver,
                                                            British Columbia; February 1986 to April 1991 -
                                                            Vice President and Chief Financial Officer, Ingot
                                                            Management Ltd., Vancouver, British Columbia.
                                                            Mr. DeMare is a director and/or officer of several
                                                            publicly-traded Canadian companies.

Theodore E. Loud        60  Director                        1986 to present - President of TEL Advisors Inc.
                                                            of Virginia, Charlottesville, Virginia, a registered
                                                            investment adviser and corporate financial
                                                            consulting company

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

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM COMPENSATION
                                                                               -----------------------------------
                                                ANNUAL COMPENSATION                    AWARDS           PAYOUTS
                                   -------------------------------------------------------------------------------
                                                                      OTHER     RESTRICTED
                                                                     ANNUAL       STOCK     OPTIONS/    LTIP        ALL OTHER
NAME AND PRINCIPAL POSITION                                          COMPEN      AWARD(S)    SARS    PAYOUTS ($)    COMPEN
                             YEAR         SALARY         BONUS       SATION ($)    ($)        (#)                   SATION ($)
------------------------------------------------------------------------------------------------------------------------------

 Stephen E. Flechner,        1996       $120,000/1/       -0-           -0-         -0-       -0-       -0-         -0-
 President and Chief         1995       $110,000/1/       -0-           -0-         -0-       -0-       -0-         -0-
 Executive Officer/2/        1994        $82,500/2/       -0-           -0-         -0-    85,000       -0-         -0-

------------------------------------------------------------------------------------------------------------------------------

 W. Gene Webb, Executive     1996       $120,000/1/       -0-           -0-         -0-       -0-       -0-         -0-
 Vice President and          1995       $110,000/1/       -0-           -0-         -0-       -0-       -0-         -0-
 Corporate Secretary         1994        $82,500/2/       -0-           -0-         -0-    85,000       -0-         -0-

------------------------------------------------------------------------------------------------------------------------------

 William E. Grafham, former  1996          -0-            -0-           -0-         -0-       -0-       -0-         -0-
 Chairman of the Board,      1995          -0-            -0-           -0-         -0-       -0-       -0-         -0-
 President and Chief         1994          -0-            -0-           -0-         -0-    12,000       -0-         -0-
 Executive Officer/3 4/

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

 AGGREGATED OPTION/SAR EXERCISES IN LAST  FISCAL YEAR AND FY-END OPTION VALUES
------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                     NUMBER OF SECURITIES
                                                                                    UNDERLYING UNEXERCISED    VALUE OF UNEXERCISED
                                                                                   OPTIONS/SARS AT FISCAL        IN-THE-MONEY
                                                                                         YEAR END (#)        OPTIONS/SARS AT FISCAL
                                                                                                                  YEAR END ($)
----------------------------------------------------------------------------------------------------------------------------------

 -----------------------------------------------------------------------------------------------------------------------------------
 NAME                                       SHARES ACQUIRED                         EXERCISABLE/             EXERCISABLE/
                                            ON EXERCISE (#)     VALUE REALIZED ($)  UNEXERCISABLE            UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------
Stephen E. Flechner                               -0-                  -0-            85,000/0                    0/0
------------------------------------------------------------------------------------------------------------------------------------
W. Gene Webb                                      -0-                  -0-            85,000/0                    0/0
------------------------------------------------------------------------------------------------------------------------------------


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

                                                        AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP (1)    PERCENT OF CLASS (2)
CEDE & Co.                                                  1,771,849                 59.22%
Box 20
Bowling Green Station
New York, NY 10004

                                                                AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                                      BENEFICIAL OWNERSHIP (1)   PERCENT OF CLASS (2)
Philadep & Co                                                          458,842                 15.34%
1900 Market Street
2nd Floor
Philadelphia, PA 19103

Stephen E. Flechner                                                     88,000 (3)              2.86%

W. Gene Webb                                                            85,000 (3)              2.76%

Theodore E. Loud                                                         7,000                  0.23%

Nick DeMare                                                              5,730 (4)              0.19%

All officers and directors as a group (4 persons)                      185,730 (5)              5.86%
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

(6) Includes 175,000 shares of Common Stock issuable upon exercise of presently exercisable options.

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

In order to reduce its cash requirements during 1995, the Company negotiated with certain current and former directors and officers, related companies, and creditors to settle $354,250 of indebtedness and unpaid amounts through the issuance of Common Stock at an ascribed price of $3.00 per share to the following parties:

                                                     Indebtedness to be Settled   Ascribed Price  Number of
Creditor                                                    by Shares                per Share      Shares
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

During 1995, the Company and Akiko Gold Resources Ltd. ("Akiko"), a company with a director in common, entered into a letter agreement to acquire mineral properties located in the San Simon region of Bolivia. The Company has a 46% interest in the property and is responsible for 50% of the project's funding requirements. As at December 31, 1996, accounts payable include $66,534 for costs paid on the Bolivia property by Akiko on behalf of the Company. See Item
2. Properties.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
             ---------------------------------------------------------------

A)   The following documents are filed as part of this report:

     1.  Financial Statements:

         Report of Independent Accountants, (April 5, 1997)
         Report of Independent Accountants, (April 17, 1996)
         Consolidated Balance Sheets, (December 31, 1996 and 1995) Consolidated Statements of Operations, (December 31, 1996, 1995 and
           1994)
         Consolidated Statements of Shareholders' Equity, (December 31,1996,
          1995 and 1994)
         Consolidated Statements of Cash Flows, (December 31, 1996, 1995 and
           1994)
         Notes to Consolidated Financial Statements

     2.  Financial Statements Schedules:

         All schedules have been omitted.

     All other schedules have been omitted because they are not required, are inapplicable, or the information is otherwise included in the financial statements or notes thereto.

     3.  Exhibits:

                                                                         Consecutive
       Regulation                                                        Form lO-K
       10-K Number         Exhibit                                       Page No.
       -----------         -------                                       ---------
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

                             NORTH LILY MINING COMPANY


April 14, 1997               By: /s/ Stephen E. Flechner
                                ------------------------------------------------
                                Stephen E. Flechner
                                Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



April 14, 1997               By:  /s/ Stephen E. Flechner
                                ------------------------------------------------
                                Stephen E. Flechner
                                Chief Executive Officer, President and Director


April 14, 1997               By:  /s/ W. Gene Webb
                                ------------------------------------------------
                                W. Gene Webb
                                Executive Vice-President, Corporate Secretary and Director


April 14, 1997               By:  /s/ Nick DeMare
                                ------------------------------------------------
                                Nick DeMare
                                Principal Financial and Accounting Officer and Treasurer


April 14, 1997               By:  /s/ Theodore E. Loud
                                ------------------------------------------------
                                Theodore E. Loud
                                Director

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
NORTH LILY MINING COMPANY:
Denver, Colorado


We have audited the accompanying consolidated balance sheet of North Lily Mining Company and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Lily Mining Company and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency at December 31, 1996, losses from continuing operations for the year ended December 31, 1996, and no operating cash flow to meet ongoing obligations. In addition, there are certain potential liabilities which may have an adverse effect on the Company (see Note 14). These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded on the balance sheet.



                                                              /s/ Wheeler Wasoff
                                                            WHEELER WASOFF, P.C.
Denver, Colorado
April 5, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
NORTH LILY MINING COMPANY:
Denver, Colorado



We have audited the accompanying consolidated balance sheet of North Lily Mining Company and Subsidiaries as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Lily Mining Company and Subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in accordance with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency at December 31, 1995, losses from continuing operations for each of the two years ended December 31, 1995, and no operating cash flow to meet ongoing obligations. In addition there are certain potential liabilities which may have an adverse effect on the Company (see Note 14). These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded on the balance sheet.



                                                           /s/ Coopers & Lybrand
                                                        COOPERS & LYBRAND L.L.P.
San Francisco, California
April 17, 1996

                   NORTH LILY MINING COMPANY AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995

                              --------------------



                                                                            1996           1995
                                                                        ------------   ------------
ASSETS

Current Assets:

      Cash and cash equivalents                                         $     67,026   $    122,515
      Marketable securities                                                   39,655        448,800
      Accounts receivable                                                     37,985         44,687
      Note receivable                                                        108,000              -
      Inventory                                                                    -         43,207
                                                                        ------------   ------------
            Total Current Assets                                             252,666        659,209

Advances                                                                           -         35,000
Plant and equipment, net                                                      57,162        278,111
Mineral properties, net                                                    3,200,401      3,121,943
Other assets                                                                 112,032        107,457
                                                                        ------------   ------------
            Total Assets                                                $  3,622,261   $  4,201,720
                                                                        ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                  $    279,928   $    381,326
      Accrued and other liabilities                                           55,000         38,000
      Reclamation liabilities                                                192,500        220,001
      Notes payable                                                                -        308,788
                                                                        ------------   ------------
            Total Current Liabilities                                        527,428        948,115

Due to officers                                                              625,000        385,000
                                                                        ------------   ------------
            Total Liabilities                                              1,152,428      1,333,115
                                                                        ------------   ------------

Commitments and contingencies and going concern (Notes 1 and 14)

Shareholders' Equity:
      Common stock, $0.10 par value; authorized 30,000,000 shares;
            issued and outstanding 2,992,122 and 2,594,667 shares
            as at December 31, 1996 and 1995, respectively                   299,212        259,466
      Additional paid-in capital                                          51,663,759     51,264,750
      Accumulated deficit                                                (49,501,408)   (48,835,939)
      Treasury stock, at cost, 14,483 shares as at December 31, 1995               -        (17,395)
      Marketable securities valuation adjustment                               8,270        197,723
                                                                        ------------   ------------
            Total Shareholders' Equity                                     2,469,833      2,868,605
                                                                        ------------   ------------
            Total Liabilities and Shareholders' Equity                  $  3,622,261   $  4,201,720
                                                                        ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH LILY MINING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                              --------------------



                                                                    1996         1995          1994
                                                                 ----------   ----------   -----------
Operating expenses:
      General and administrative                                 $  675,449   $  842,547   $   862,735
      Exploration and property carrying costs                         3,527       60,390       432,425
      Abandonment of mineral properties                                   -       48,397       197,850
      Provision for diminution in value of mineral properties             -            -       300,000
                                                                 ----------   ----------   -----------
            Operating loss                                         (678,976)    (951,334)   (1,793,010)

Other income (expenses):
      Interest income                                                10,053        3,310         1,275
      Interest expense                                              (10,589)     (17,242)            -
      Net realized gain on sale of marketable securities            118,883       92,628       170,494
      Gain on disposition of mineral properties                     206,897       49,500             -
      Write-off of note receivable                                 (176,751)           -             -
      Write-down of mill and mining equipment                             -            -      (371,897)
      Other, net                                                   (132,074)    (172,644)      (78,009)
                                                                 ----------   ----------   -----------
            Loss before extraordinary item                         (662,557)    (995,782)   (2,071,147)

Extraordinary item - gain on settlement
     of amounts due to former officers                                    -       73,750             -
                                                                 ----------   ----------   -----------
            Net Loss                                             $ (662,557)  $ (922,032)  $(2,071,147)
                                                                 ==========   ==========   ===========
Net loss per common share:

      Loss before extraordinary item                                 $(0.23)      $(0.43)       $(0.89)
                                                                 ==========   ==========   ===========
      Net loss                                                       $(0.23)      $(0.39)       $(0.89)
                                                                 ==========   ==========   ===========
Weighted average common shares outstanding                        2,848,047    2,342,584     2,327,601
                                                                 ==========   ==========   ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH LILY MINING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                              --------------------


                                                                                                 Marketable
                                  Common Stock       Additional                                  Securities
                            ----------------------     Paid-In       Accumulated    Treasury     Valuation
                              Shares       Amount      Capital        Deficit         Stock      Adjustment      Total
                             ---------    --------   -----------    -------------   ---------    ----------   -----------

Balance, December 31, 1993   2,342,084    $234,208   $50,653,258    $(45,842,760)    $(17,395)    $     -     $ 5,027,311
Net loss, year ended
  December 31, 1994                  -           -             -      (2,071,147)           -           -      (2,071,147)
                             ---------    --------   -----------    ------------     --------     --------    -----------
Balance, December 31, 1994   2,342,084     234,208    50,653,258     (47,913,907)     (17,395)          -       2,956,164
Net loss, year ended
  December 31, 1995                  -           -             -        (922,032)           -           -        (922,032)
Common stock issued for
  services rendered              7,000         700        13,300               -            -           -          14,000
Common stock issued on
  settlement of debt           145,583      14,558       422,192               -            -           -         436,750
Company stock issued by
  private placement            100,000      10,000       190,000               -            -           -         200,000
Share issue costs                    -           -       (14,000)              -            -           -         (14,000)
Marketable securities
  valuation adjustment               -           -             -               -            -     197,723         197,723
                             ---------    --------   -----------    ------------     --------     --------    -----------
Balance, December 31, 1995   2,594,667     259,466    51,264,750     (48,835,939)     (17,395)    197,723       2,868,605
Net loss, year ended
  December 31, 1996                 -           -             -         (662,557)           -           -        (662,557)
Common stock issued for
  services rendered            55,000        5,500       79,500                -            -           -          85,000
Common stock issued by
  private placement           341,073       34,108       351,409          (2,912)      17,395           -         400,000
Share issue costs                   -            -       (31,762)              -            -           -         (31,762)
Marketable securities
  valuation adjustment              -            -             -               -            -    (189,453)       (189,453)
Adjustment for fractional
  shares issued                 1,382          138          (138)              -            -           -               -
                            ---------     --------   -----------    ------------     --------    --------     -----------
Balance, December 31, 1996  2,992,122     $299,212   $51,663,759    $(49,501,408)    $      -    $  8,270     $ 2,469,833
                            =========     ========   ===========    ============     ========    ========     ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH LILY MINING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 _____________


                                                                                         1996         1995          1994
                                                                                       ---------    ---------   -----------
Cash flows from operating activities:
    Net loss                                                                           $(662,557)   $(922,032)  $(2,071,147)
                                                                                       ---------    ---------   -----------
    Adjustments to reconcile net loss to net cash provided
       from (used for) operating activities:
         Depletion and depreciation                                                        3,946       49,562       129,734
         Provision for diminution in value of mineral properties                               -            -       300,000
         Abandonment of mineral properties                                                     -       48,397       197,850
         Net realized gain on sale of marketable securities and investments             (118,883)     (92,628)     (170,494)
         Gain on disposition of mineral properties                                      (206,897)     (49,500)            -
         Write-off of advances                                                           176,751            -             -
         Write-down of mill and mining equipment                                               -            -       371,897
         Indebtedness to be settled with shares                                                -            -       354,250
         Decrease (increase) in accounts and note receivable                            (101,298)       4,514        12,995
         Decrease in inventory                                                            43,207       58,543        49,994
         Decrease (increase) in other assets                                              (4,575)      (1,432)       22,009
         Increase (decrease) in accounts payable                                        (101,398)     (21,629)      128,879
         Increase (decrease) in accrued and other liabilities                             17,000      (30,000)     (288,439)
         Increase (decrease) in reclamation liabilities                                  (27,501)      67,882       (97,881)
         Increase in due to officers                                                     240,000      220,000       165,000
         Other items                                                                     185,107      (73,750)            -
                                                                                       ---------    ---------   -----------
                Total adjustments                                                        105,459      179,959     1,175,794
                                                                                       ---------    ---------   -----------
                Net cash used for operating activities                                  (557,098)    (742,073)     (895,353)
                                                                                       ---------    ---------   -----------
Cash flows from investing activities:
    Acquisition and exploration of mineral properties,
        net of option payments and foreign taxes received                                (64,957)      91,987      (300,017)
    Acquisition of equipment                                                                   -            -       (31,144)
    Proceeds received on sale of equipment                                                 5,000       93,403             -
    Proceeds from sale of marketable securities and investments                          241,408      153,649       665,803
    Purchase of marketable securities and investments                                          -      (12,224)            -
    Proceeds from sale of mineral properties                                             280,292       62,822             -
    Advances                                                                            (141,751)     (35,000)            -
                                                                                       ---------    ---------   -----------
         Net cash provided from investing activities                                     319,992      354,637       334,642
                                                                                       ---------    ---------   -----------
Cash flows from financing activities:
    Notes payable                                                                       (211,621)     107,451       201,337
    Advances from International Mahogany Corp.                                                 -      163,546       358,258
    Proceeds from issuance of common stock, net of offering costs                        393,238      200,000             -
                                                                                       ---------    ---------   -----------
         Net cash provided from financing activities                                     181,617      470,997       559,595
                                                                                       ---------    ---------   -----------
         Net increase (decrease) in cash and cash equivalents                            (55,489)      83,561        (1,116)
Cash and cash equivalents, beginning of year                                             122,515       38,954        40,070
                                                                                       ---------    ---------   -----------
Cash and cash equivalents, end of year                                                 $  67,026    $ 122,515   $    38,954
                                                                                       =========    =========   ===========

                                         SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash paid during the year for:
    Interest                                                                           $  17,708   $        -   $     2,611
                                                                                       =========    =========   ===========
    Income taxes                                                                       $       -   $        -   $         -
                                                                                       =========    =========   ===========

                        SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (see Note 15)

 The accompanying notes are an integral part of these consolidated financial statements.

                   NORTH LILY MINING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              --------------------


1.     GOING CONCERN:

       During 1996, 1995, and 1994 the Company incurred net losses of $662,557, $922,032 and $2,071,147, respectively and at December 31, 1996 has a working capital deficiency of $274,762. During 1996 and 1995 the Company used cash in operating activities of $557,098 and $742,073, respectively.

       During 1993 the Company ceased operations at its Silver City mine and suspended mining operations at its Tuina mine (Note 8). As a result the Company has no operating cash flow to meet ongoing obligations over the past three years. The Company has continually been selling non-essential Company assets to fund ongoing operations and property commitments over the past three years. The Company requires financing to fund its future operations and will attempt to meet its ongoing liabilities as they fall due through the sale of marketable securities or mineral properties. There can be no assurance that the Company will be able to raise the necessary financing to continue in operations or meet its liabilities as they fall due or be successful in resolving its contingent liabilities (Note 14). Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, the Company may not be able to remain in operations and the net realizable value of its assets may be materially less than the amounts recorded on the consolidated balance sheets.

       See also Note 4.

2.     NATURE OF OPERATIONS:

       The Company is engaged in mineral activities, including exploration, extraction, processing and reclamation. The Company's principal assets are its copper mine, located in Chile, and its mineral properties, located in Bolivia and the United States.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       PRINCIPLES OF CONSOLIDATION:

       The consolidated financial statements include the accounts of North Lily Mining Company, a Utah corporation, and all of its subsidiaries (the "Company"). All significant intercompany transactions, accounts, and investments have been eliminated. See also Note 4.

       USE OF ESTIMATES:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been made by management with respect to the recoverability of the Company's investment in mineral properties and the liability for reclamation costs. Actual results could differ from those estimated.

       CASH EQUIVALENTS:

       The Company defines cash equivalents as all short-term, highly liquid investments with original maturity dates less than 90 days. As at December 31, 1996, there were no cash equivalents.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  __________


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       MARKETABLE SECURITIES:

       Marketable equity securities are classified as available for sale and are carried at fair value, as determined by quoted published market prices. Unrealized losses and gains on available for sale securities are included as a separate component of shareholders' equity. Net realized gains and losses on security transactions are determined on the specific identification cost basis and are included in the determination of loss for the year. See Note 6.

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

       Substantially all mining plant and equipment is available for sale as of December 31, 1996. Accordingly, proceeds from the sale of mining plant and equipment is charged against the carrying cost, which approximates salvage value, until such time as the carrying cost is reduced to zero, at which time, gain on sale will be recognized.

       MINERAL PROPERTIES:

       Direct costs related to the acquisition, exploration and development of mineral properties held or controlled by the Company are deferred on an individual property basis until viability of a property is determined. General exploration costs are expensed as incurred. Management of the Company periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management's calculation of proven and probable reserves is based on engineering and geological estimates and financial estimates including mineral prices and operating costs. The Company depreciates its assets and accrues for reclamation on a units of production basis at each mine site over proven and probable reserves. Changes in the geological and engineering interpretation of the Company's ore bodies, mineral price and operating costs may change the Company's estimate of proven and probable reserves. It is reasonably possible that the Company's estimate of proven and probable reserves will change in the near term resulting in additional charges for depreciation

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  __________


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       and reclamation in future reporting periods. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property. Proceeds from the sale of mineral properties are charged against the carrying value of the properties, on an individual property basis, until such time as the carrying value of the individual properties is reduced to zero, at which time, gain on disposition is recognized.

       Investments in joint ventures are proportionately consolidated.

       IMPAIRMENT OF LONG-LIVED ASSETS:

       Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no impairment loss for 1996 need to be recognized for applicable assets of continuing operations.

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

       INCOME TAXES:

       The Company has adopted the provisions of SFAS 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, the deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  _________



3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       SHARE BASED COMPENSATION:

       In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria.

       CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS:

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


4.     DISPOSITION OF INTERESTS IN COMPANIA MINERA PHOENIX S.A.

       Effective April 12, 1995, the Company and International Mahogany Corp. ("Mahogany") agreed to a restructuring of the ownership interest of the Tuina Project. In settlement of the Company's outstanding debt to Mahogany of $797,481, as at March 28, 1995, the Company reduced its ownership interest in Compania Minera Phoenix S.A. ("Phoenix") from 50% to 41%. During 1995, the Company also agreed to terms by which the Company's remaining interest in the Tuina Project will be impacted. Subsequently, Mahogany agreed to sell its 59% interest in Phoenix to Yuma Gold Mines Limited ("Yuma"). The sale to Yuma was extended on several occasions and the terms subsequently revised (the "Mahogany-Yuma Agreement").

       On May 3, 1996 the Company and Yuma agreed to revise the terms of the agreement whereby the Company's remaining interest in Phoenix will be impacted. In summary, subject to receipt by Mahogany of regulatory approvals and completion of the Mahogany-Yuma Agreement, the Company's interest will be impacted as follows:

          i) Yuma will receive an additional 5% interest in Phoenix in exchange for funded costs and the delivery of an independent bankable feasibility study in respect of the Tuina Project;

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  __________



4.     DISPOSITION OF INTERESTS IN COMPANIA MINERA PHOENIX S.A., CONTINUED:

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

       Since April 13, 1995, Yuma has provided funding to Phoenix to cover operations, the preparation of the feasibility study and the costs of securing the water rights for the Tuina Project. These costs are partially recoverable by Yuma (the "Yuma Payments") from the Company from the proceeds to be received from the sale of the 10% interest in Phoenix, as noted in item (ii) above. The water rights have been secured and Yuma now has to either elect to close the Mahogany-Yuma Agreement, subject to regulatory approval, or terminate the agreement. If Yuma elects to terminate the Mahogany-Yuma Agreement, the Company would not owe Yuma any funds for the Yuma Payments.

       The Company and Mahogany have an agreement in principle to conduct the activities of the Tuina Project on a joint venture basis. The Company expects to enter into a definitive joint venture and operating agreement with Yuma after closing of the Mahogany-Yuma Agreement.


5.     PROPOSED SHARE EXCHANGE WITH TAMARINE VENTURES LTD.:

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

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  _________



6.     MARKETABLE SECURITIES:

       As at December 31, 1996 and 1995 the Company has classified all investments in marketable securities as available for sale. The cost, gross unrealized holding gains, gross unrealized holdings losses, and fair value of available for sale securities are as follows:

                                  Gross       Gross
                                Unrealized  Unrealized
                                 Holdings    Holdings     Fair
                       Cost       Gains       Losses      Value

At December 31, 1996
Equity Securities     $ 31,385    $  8,270  $      -     $ 39,655
                      ========    ========  ========     ========

At December 31, 1995
Equity Securities     $251,077    $197,723  $      -     $448,800
                      ========    ========  ========     ========

At December 31, 1994
Equity Securities     $299,874    $237,343  $      -     $537,217
                      ========    ========  ========     ========

       Proceeds from sales and dispositions of marketable securities were $339,704, $153,649, and $665,803 in 1996, 1995 and 1994, respectively, and related net realized gains included in income were $118,883, $92,628, and $170,494 in 1996, 1995 and 1994, respectively. The net change in the unrealized gain of marketable securities classified as available for sale included as a component of equity was a decrease of $189,453 and $39,620 for the years ended December 31, 1996 and 1995, respectively, and an increase of $6,526 for the year ended December 31, 1994.

7.    PLANT AND EQUIPMENT:

      Plant and equipment consist of the following at December 31, 1996 and 1995:

                                                        1996
                                  ------------------------------------------------
                                                Accumulated
                                     Cost      Depreciation  Write-down      Net
                                  ----------    -----------  ----------   --------
Mill and equipment                $2,132,481    $1,092,966   $1,036,412   $  3,103
Mining equipment                     327,941       262,662       27,000     38,279
Office equipment and fixtures         85,562        69,782            -     15,780
                                  ----------    ----------   ----------   --------
                                  $2,545,984    $1,425,410   $1,063,412   $ 57,162
                                  ==========    ==========   ==========   ========

                                                        1995
                                  ------------------------------------------------
                                                Accumulated
                                     Cost      Depreciation  Write-down      Net
                                  ----------    -----------  ----------   --------
Mill and equipment                $2,132,481    $1,092,966   $1,036,412   $  3,103
Mining equipment                     586,478       354,577            -    231,901
Office equipment and fixtures        220,898       177,791            -     43,107
                                  ----------    ----------   ----------   --------
                                  $2,939,857    $1,625,334   $1,036,412   $278,111
                                  ==========    ==========   ==========   ========

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  __________



7.     PLANT AND EQUIPMENT, CONTINUED:

       Included in mill and equipment is an idle mill facility held for sale. In 1996 and 1995, respectively, the Company received $5,000 and $25,000 from the sale of various components of the mill.

       Depreciation expense was $3,946, $49,562 and $129,734 for 1996, 1995 and 1994, respectively.

8.     MINERAL PROPERTIES:

       The Company's investment in mineral properties at December 31, 1996 and 1995 is as follows:

                                               1996         1995
                                            ----------   ----------

       Mineral properties                    $5,274,661   $5,328,528

           Less:Accumulated depletion           867,260      999,585
                Provision for diminution
                 in value                     1,207,000    1,207,000
                                             ----------   ----------
                                             $3,200,401   $3,121,943
                                             ==========   ==========

       Below is a breakdown of various Company properties with their respective net carrying values at December 31, 1996 and 1995.

                                                1996         1995
                                             ----------   ----------
       U.S. PROPERTIES:
       ---------------
       Tintic                                $1,273,064   $1,404,593
       Other                                          -        8,395
                                             ----------   ----------
                                              1,273,064    1,412,988

       CHILEAN PROPERTY:
       ----------------
       Tuina                                  1,755,512    1,668,617

       BOLIVIAN PROPERTY:
       -----------------
       San Simon                                171,825       40,338
                                             ----------   ----------
                                             $3,200,401   $3,121,943
                                             ==========   ==========

       During 1993 the Company's Silver City mining operation located in Utah ceased operations and commenced reclamation work. As at December 31, 1996, the Company has accrued $192,500 (1995 - $220,001) as its share of estimated net future costs to complete its share of the reclamation work.

       The Company also suspended production at its Tuina mine in Chile during 1993 due to negative cash flows. This operation is not expected to resume production until closing of the various reorganization agreements, completion of a feasibility study and successful financing of the construction of a solvent extraction/electrowinning plant to produce cathode copper.

       During 1996, the Company received $65,000 from partial sale of Tintic patent claims. In addition, the Company sold the Gray Eagle property for total proceeds of $215,292. Of this amount $108,000 is recorded as note receivable. This balance bears interest at 8.5% per annum. The principal and interest is repayable in full on August 21, 1997. As at December 31, 1996, the Company has accrued $3,301 as interest income and this amount is included in accounts receivable.

       See also Note 4.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  __________


9.     NOTES PAYABLE

                                                                                     1996         1995
       Baja Gold, Inc.
            Promissory note (Cdn.$283,820), bearing interest at 7% per annum.
            150,000 shares of Baja have been pledged as collateral for the
            promissory note                                                      $          -    $211,621

       Other
            Promissory note (Cdn.$130,000), bearing interest at 8% per annum.
            90,000 shares of Baja have been pledged as collateral for the
            promissory note                                                                  -     97,167
                                                                                  ------------   --------
                                                                                  $          -   $308,788
                                                                                  ============   ========

       In 1996, the Company:

          i) sold 150,000 shares of Baja Gold, Inc. and the funds received were used to retire the note payable and outstanding accrued interest of the Baja Gold, Inc. loan; and

          ii) transferred 60,000 shares of Baja Gold, Inc. common stock, valued at the current market price of $1.64 per share, to retire the outstanding "other" loan and related accrued interest in the aggregate amount of $98,296.


10.    INCOME TAXES:

       Pretax loss from continuing operations consists of the following:

                            1996          1995         1994
                         ----------    ---------   ------------

       United States     $(662,557)   $(656,205)   $(1,517,229)
       Foreign                   -     (265,827)      (553,918)
                         ---------    ---------    -----------
                         $(662,557)   $(922,032)   $(2,071,147)
                         =========    =========    ===========

       For U.S. income tax reporting purposes, the Company has net operating loss carryforwards of approximately $19,400,000 expiring from 1998 to 2011. The Chilean loss carryforwards are approximately $3,215,000. Approximately $4,452,000 of the United States losses were acquired in the merger with Cumberland Gold, and utilization of these net operating losses is restricted to a maximum of $2,900,000 annually under Internal Revenue Code Section 382. In addition, the Company has U.S. capital loss carry-forwards of approximately $25,500,000, expiring 1998. The U.S. net operating loss and the capital loss carry-forwards are limited in their availability for use in any given year. In addition, certain other limitations are placed on the utilization of the net operating losses generated by the Company's subsidiaries.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  __________



10.    INCOME TAXES, CONTINUED:

       The Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined. These carryforwards are subject to review by the Internal Revenue Service.

       The $3,740,000 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. Of the total tax benefit, $184,000 is attributable to 1996.

       Temporary differences between the time of reporting certain items for financial and tax reporting purposes are primarily from using different methods of reporting depreciation costs, mineral exploration costs, advanced royalties and reclamation accruals.


11.    STOCKHOLDERS' EQUITY:

       On December 9, 1996 the Company effected a 1 for 10 reverse stock split. The accompanying financial statements give retroactive effect to this reverse stock split for all periods presented.


12.    STOCK OPTION AGREEMENTS:

       (a) 1984 Incentive Stock Option Plan:

           During 1984, the shareholders approved an incentive stock option plan (the "1984 Plan") for officers and key employees that provided for grants of options to purchase up to 30,000 shares of unregistered common stock. In 1990, the Board of Directors approved an amendment to the 1984 Plan to increase the shares available for option grants to 250,000. The options granted under the 1984 Plan are immediately exercisable at the fair market value of the free trading common stock on the date of grant or 110% of such value if the optionee owned more than 10% of the combined voting power of all classes of Company stock as of the grant date. The 1984 Plan expired October 31, 1994. The options outstanding at December 31, 1996 expire as follows: 170,000 - May 7, 2004 and 17,250 - October 31, 2004.

           A summary of the Company's 1984 stock option activity is as follows:

                                                 Number    Option Price
                                                of Shares    Per Share
                                               ---------   ------------

           Outstanding at December 31, 1993        6,000          $7.50
           Granted                               248,000          $2.03
           Cancelled                              (6,000)         $7.50
           Cancelled                             (22,500)         $2.03
                                               ---------
           Outstanding at December 31, 1994      225,500          $2.03
           Cancelled                             (28,250)         $2.03
                                               ---------
           Outstanding at December 31, 1995      197,250          $2.03
           Cancelled                             (10,000)         $2.03
                                               ---------
           Outstanding at December 31, 1996      187,250          $2.03
                                               =========

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  __________



12.    STOCK OPTION AGREEMENTS, CONTINUED:

       (b) 1996 Stock Option Plan:

           In 1996, the shareholders approved an incentive stock option plan (the "1996 Plan") for employees, directors and/or officers of the Company. The 1996 Plan reserves an aggregate of 275,000 shares (the "Available Shares") of the Company's Common Stock and provides for annual adjustments in the number of Available Shares, commencing December 31, 1996, to a number equal to 10% of the number of shares outstanding on December 31 of the preceding year or 275,000 shares, whichever is greater. The options granted under the Plan will become vested, 50% upon the first anniversary option grant and 12.5% upon each of the four three-month periods following the first anniversary. The purchase price shall be equal to the fair market value of the stock as of the date of issuance.

           No options were granted under the 1996 Plan in 1996.

       (c) 1996 Restricted Stock Plan:

           In 1996, the shareholders approved a restricted stock plan (the "1996 Restricted Plan") for employees, officers, and directors of the Company and consultants to the Company. The 1996 Restricted Plan reserves an aggregate of 275,000 shares (the "Available 1996 Restricted Shares") of the Company's Common Stock. The 1996 Restricted Plan also provides for annual adjustments under the same terms as the 1996 Plan. Shares under this plan are "restricted" in the sense that they are subject to repurchase by the Company at cost during the vesting period. The options granted under this plan will become vested under the same terms as the 1996 Plan.

13.    RELATED PARTY TRANSACTIONS:

       (a) During 1996, the Company was charged management, consulting and office administration fees and salaries of $283,806 by officers and companies under significant influence of certain directors of the Company. As at December 31, 1996, $680,358 remained unpaid. Of this amount $625,000 and $55,358 have been included in due to officers and accounts payable, respectively.

           The Company's Bolivia properties are being acquired pursuant to an agreement entered into in 1995 with Akiko Gold Resources, Ltd. ("Akiko"), an entity whose president is also president of the Company. The Company has a 46% interest in the property and is responsible for 50% of the project's funding requirements. As at December 31, 1996, accounts payable includes $66,534 for costs paid on the Bolivia property by Akiko on behalf of the Company.

       (b) During 1995, the Company:

            i) was charged management, consulting, and office administration fees and salaries of $272,494 by officers and companies under significant influence of certain directors of the Company. At December 31, 1995, $416,079 remained unpaid of which $385,000 and $31,079 have been included in due to officers and accounts payable, respectively;

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  __________



13.    RELATED PARTY TRANSACTIONS, CONTINUED:

           ii) issued 1,180,835 shares (pre-reverse stock split) of the Company in settlement of $354,250 of indebtedness. Of the amount, $315,000 were amounts owing to companies controlled by current and former officers and directors of the Company; and

           iii) was advanced $74,532 (Cdn. $100,000) by a corporation with a director who is also a director of the Company. The advance was repaid during the year.

       (c) During 1994, the Company was charged management, consulting and office administration fees and salaries of $271,350 by officers and companies under significant influence of certain current and former officers of the Company. The companies also made disbursements on behalf of the Company. As at December 31, 1994, $338,905 remained unpaid. Of this amount $150,000, $165,000 and $23,905 have been included in indebtedness to be settled with shares, due to officers and accounts payable, respectively.

       (d) See also Note 14(d).


14.    COMMITMENTS AND CONTINGENCIES:

       (a) The Company has future commitments, and advance royalties payable for the base terms of certain agreements, assuming no extensions, as follows:

                             Tuina     Bolivian
                            Project    Property      Total
                          ----------  ---------   ----------

                 1997     $  121,000   $105,000   $  226,000
                 1998        115,000    123,000      238,000
                 1999        904,000          -      904,000
                          ----------   --------   ----------
                          $1,140,000   $228,000   $1,368,000
                          ==========   ========   ==========

           Rent expense for 1996, 1995 and 1994 was $17,838, $11,928 and
           $12,769, respectively.

       (b) The Tuina project is subject to a 5% in-kind royalty on gross production, with a minimum of 16 tons of copper per month commencing August 1, 1995. Since April 15, 1995, Yuma has provided funding of all property payments, commitments and advance royalties with respect to the Tuina Project. See also Note 4.

       (c) The Company and other third parties are subject to a multi-count claim filed with the U.S. District Court in Butte, Montana claiming that, as a result of exploration activity in the Southern Cross area, local ground water supplies have been contaminated and reduced. Despite studies prepared privately and by the Department of State Lands (Montana) in 1992 which found no evidence of earlier claims, the plaintiff continues to seek alternative legal approaches against the defendants. Initial discovery proceedings were completed in 1995. The Company believes the claims are without merit and will continue to defend itself vigorously. The Company and other third parties filed for a Summary Judgement for dismissal of this lawsuit and have received favorable disposition thereof, awaiting execution by federal court.

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  __________



14.    COMMITMENTS AND CONTINGENCIES, CONTINUED:

       (d) As at December 31, 1996, the Company has recorded $625,000 as due to officers for unpaid salaries for the period 1994 through 1996. The officers have agreed not to make demand for repayment until January 3, 1998. The balance due for 1994 of $165,000 is convertible into shares of the Company's common stock at $3.00 per share. The aggregate balance due for 1995 and 1996 of $460,000 is convertible, at the option of the officers, into shares of the Company's common stock at $0.65 per share.

       (e) During 1994, a former officer of the Company filed a complaint seeking unpaid vacation pay, together with interest thereon, treble damages, costs and attorney's fees. The Company subsequently paid the former officer $20,834 representing the Company's calculation of its share of amounts owed. Final settlement with the former officer was reached in 1996, in which the Company agreed to pay an initial payment of $15,000 and has agreed to pay a final payment of $80,000. The cost of this settlement is being paid on a 50:50 basis by the Company and Mahogany. During 1996, the initial payment was made and the Company has accrued an additional $40,000 for its share of the settlement. Should Mahogany not honor its commitment to pay its share of this settlement agreement, the Company will be obliged to pay the full settlement amount.

15.    SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

       At December 31, 1996, 1995, and 1994, non-cash investing and financing activities are as follows:

                                                                1996      1995    1994
                                                               -------  -------  ------

       Exchange of marketable securities on settlement
             of note payable and accrued interest              $98,296  $      -  $   -
       Common stock issued for services rendered                60,000    14,000      -
       Common stock issued for offering costs                   25,000         -      -
       Common stock issued on settlement of debt                     -   436,750      -
       Exchange of mineral property interest on settlement
            of amounts due to Mahogany                               -   797,481      -

16.    SEGMENT INFORMATION:

       The following summary represents geographic information for the Company's United States, Chilean and Bolivian operations as of and for the years ended December 31, 1996, 1995 and 1994:

                                United States      Chile     Bolivia       Total
                                -------------   ----------   -------   ------------

       1996
         Net loss                 $  (662,557)  $        -   $      -  $  (662,557)
         Identifiable assets        1,694,924    1,755,512    171,825    3,622,261

       1995
         Net loss                 $  (656,205)  $ (265,827)  $      -  $  (922,032)
         Identifiable assets        2,201,249    1,960,133     40,338    4,201,720

       1994
         Net loss                 $(1,517,229)  $ (553,918)  $      -  $(2,071,147)
         Identifiable assets        2,249,173    2,855,875          -    5,105,048


16.    SEGMENT INFORMATION, CONTINUED:

                  NORTH LILY MINING COMPANY AND SUBSIDIARIES

                                  __________



       The following summary represents segmented information for the Company's activities as of and for the years ended December 31, 1996, 1995 and 1994:

                                                   Gold
                                                and Silver     Copper         Total
                                               ------------  ----------   ------------

       1996
         Net loss                              $  (662,557)  $            $  (662,557)
         Identifiable assets                     1,866,749    1,755,512     3,622,261
         Depletion and depreciation                  3,946            -         3,946
         Mineral property expenditures, net         64,957            -        64,957

       1995
         Net loss                              $  (656,205)  $ (265,827)  $  (922,032)
         Identifiable assets                     1,931,617    2,270,103     4,201,720
         Depletion and depreciation                  4,932       44,630        49,562
         Abandonment of mineral properties          48,397            -        48,397
         Mineral property recoveries               (43,751)     (48,236)      (91,987)

       1994
         Net loss                              $(1,517,229)  $ (553,918)  $(2,071,147)
         Identifiable assets                     2,249,173    2,855,875     5,105,048
         Depletion and depreciation                 41,875       87,858       129,733
         Abandonment of and provision for
            mineral properties                     497,850            -       497,850
         Mineral property expenditures              59,819      240,198       300,017
