Form 10QSB
period 1997-03-31
NORTH LILY MINING CO
filed 1997-05-12
CIK 72655

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    March 31, 1997
                                               ------------------

           [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                                 EXCHANGE ACT

                                    0-16740
                                  -----------
                           (Commission File Number)


                           NORTH LILY MINING COMPANY
                         -----------------------------
            (Exact name of registrant as specified in its charter)


          UTAH                                              87-0159350
----------------------------                              --------------
  (State of Incorporation)                     (IRS Employer Identification No.)

SUITE 210, 1800 GLENARM PLACE, DENVER, COLORADO             80202
------------------------------------------------          ---------
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

             Yes     X                                 No
                  -------                                 -------

As of May 9, 1997 the Registrant had 2,992,122 shares of common stock, $0.10 par value.

Transitional Small Business Disclosure Format (check one):

             Yes                                        No     X
                  -------                                    -------

                           NORTH LILY MINING COMPANY
                           -------------------------

                                  FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                     INDEX
                                     -----

Part I.  Financial Information:
         Item 1.  -  Condensed Consolidated Balance Sheets -
                     March 31, 1997 and December 31, 1996...................  3

                  -  Condensed Consolidated Statements of Cash Flow -
                     Three Months Ended March 31, 1997 and 1996.............  4

                  -  Condensed Consolidated Statements of Operations -
                     Three Months Ended March 31, 1997 and 1996.............  5

                  -  Condensed Consolidated Statements of Shareholder's
                     Equity - March 31, 1997 and December 31, 1996..........  6

                  -  Notes to Condensed Consolidated Financial Statements...  7


         Item 2.  -  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..........  8

Part II. Other Information:

         Item 6. -   Exhibits and Reports on Form 8-K....................... 10

                     Signature.............................................. 11


NORTH LILY MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)




                                                                     MARCH 31,    DECEMBER 31,
                                                                       1997           1996
                                                                   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                       $     76,041   $     67,026
   Marketable securities                                                 37,973         39,655
   Accounts receivable                                                   16,192         37,985
   Note receivable                                                      108,000        108,000
                                                                   ------------   ------------
      Total Current Assets                                              238,206        252,666

Plant and equipment, net                                                 56,175         57,162
Mineral properties, net                                               3,129,286      3,200,401
Other assets                                                            112,032        112,032
                                                                   ------------   ------------
      Total Assets                                                 $  3,535,699   $  3,622,261
                                                                   ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                $    327,811   $    279,928
   Accrued and other liabilities                                         55,000         55,000
   Reclamation liabilities                                              165,221        192,500
                                                                   ------------   ------------
      Total Current Liabilities                                         548,032        527,428

Due to officers                                                         625,000        625,000
                                                                   ------------   ------------
      Total Liabilities                                               1,173,032      1,152,428
                                                                   ------------   ------------

Shareholders' Equity:
   Common stock, $0.10 par value; authorized 30,000,000 shares;
      issued and outstanding 2,992,122 shares as at
      March 31, 1997 and December 31, 1996                              299,212        299,212
   Additional paid-in capital                                        51,663,759     51,663,759
   Accumulated deficit                                              (49,606,892)   (49,501,408)
   Marketable securities valuation adjustment                             6,588          8,270
                                                                   ------------   ------------
      Total Shareholders' Equity                                      2,362,667      2,469,833
                                                                   ------------   ------------
      Total Liabilities and Shareholders' Equity                   $  3,535,699   $  3,622,261
                                                                   ============   ============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED:
                                                                    MARCH 31,      MARCH 31,
                                                                      1997           1996
                                                                   ------------   ------------
Operating expenses:
   General and administrative expenses                             $    108,245   $    232,920
   Exploration and property carrying costs                                    -          1,298
                                                                   ------------   ------------
          Operating loss                                               (108,245)      (234,218)
Other income:
   Interest income                                                        2,761            795
   Net realized gain on sale of marketable securities                         -        118,883
                                                                   ------------   ------------
           Net Loss                                                $   (105,484)  $   (114,540)
                                                                   ============   ============

Net loss per common share:                                         $      (0.03)  $      (0.05)
                                                                   ============   ============
Weighted average common shares outstanding                            2,992,122      2,544,713
                                                                   ============   ============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIODS ENDED DECEMBER 31, 1996 AND MARCH 31, 1997
(UNAUDITED)



                                  COMMON STOCK                                                       MARKETABLE
                            -----------------------    ADDITIONAL                                    SECURITIES
                                                        PAID-IN       ACCUMULATED     TREASURY       VALUATION
                               SHARES      AMOUNT       CAPITAL         DEFICIT        STOCK         ADJUSTMENT      TOTAL
                            ----------     --------   -----------    -------------    --------       ----------    ----------

Balance, December 31, 1995   2,594,667     $259,466   $51,264,750    $(48,835,939)     $(17,395)      $ 197,723    $2,868,605

Net loss, year ended
 December 31, 1996                   -            -             -        (662,557)            -               -      (662,557)
Common stock issued for
 services rendered              55,000        5,500        79,500               -             -               -        85,000
Common stock issued by
 private placement             341,073       34,108       351,409          (2,912)       17,395               -       400,000
Share issue costs                    -            -       (31,762)              -             -               -       (31,762)
Marketable securities
 valuation adjustment                -            -             -               -             -        (189,453)     (189,453)
Adjustment for fractional
 shares issued                   1,382          138          (138)              -             -               -             -
                            ----------     --------   -----------    -------------     --------       ---------    ----------
Balance, December 31, 1996   2,992,122      299,212    51,663,759     (49,501,408)            -           8,270     2,469,833

Net loss, period ended
 March 31, 1997                      -            -             -        (105,484)            -               -      (105,484)
Marketable securities
 valuation adjustment                -            -             -               -             -          (1,682)       (1,682)
                            ----------     --------   -----------    -------------     --------       ---------    ----------
Balance, March 31, 1997      2,992,122     $299,212   $51,663,759    $(49,606,892)     $      -       $   6,588    $2,362,667
                            ==========     ========   ===========    =============     ========       =========    ==========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)




                                                               FOR THE THREE MONTHS ENDED:
                                                                 MARCH 31,     MARCH 31,
                                                                   1997           1996
                                                               -------------  ------------
Cash flows from operating activities:
   Net loss                                                       $(105,484)    $(114,540)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
      Amortization and depreciation                                     987           987
      Net realized gain on sale of marketable
         securities and investments                                       -      (118,883)
      Decrease in accounts receivable                                21,793        23,652
      Increase in accounts payable and accrued liabilities           47,883        26,958
      Decrease in reclamation liabilities                           (27,279)      (34,515)
      Decrease in notes payable                                           -      (308,788)
      Other                                                               -        90,000
                                                               -------------  ------------
         Net cash used for operating activities                     (62,100)     (435,129)
                                                               -------------  ------------
Cash flows from investing activities:
   Acquisition and exploration of mineral properties,
      net of option payments received                                71,115        49,250
   Advances to Tamarine Ventures Ltd.                                     -       (68,308)
   Proceeds from sale of marketable securities and investments            -       338,576
   Proceeds from sale of mining and milling equipment                     -         5,000
                                                               -------------  ------------
      Net cash provided from investing activities                    71,115       324,518
                                                               -------------  ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                 -       100,000
                                                               -------------  ------------
      Net increase (decrease) in cash and cash equivalents            9,015       (10,611)

Cash and cash equivalents at beginning of period                     67,026       122,515
                                                               -------------  ------------
Cash and cash equivalents at end of period                        $  76,041     $ 111,904
                                                               =============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTH LILY MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



GOING CONCERN

During 1996, 1995, and 1994 the Company incurred net losses of $662,557, $922,032 and $2,071,147, respectively, and at December 31, 1996 had a working capital deficiency of $274,762. At March 31, 1997, the Company had a working capital deficiency of $309,826.

During 1993 the Company ceased operations at its Silver City mine and suspended mining operations at its Tuina mine. As a result the Company has no operating cash flow to meet ongoing obligations. The Company has continually been selling non-essential Company assets to fund ongoing operations and property commitments over the past three years. The Company requires financing to fund its future operations and will attempt to meet its ongoing liabilities as they fall due through the sale of marketable securities or mineral properties or through the issuance of its common stock. There can be no assurance that the Company will be able to raise the necessary financing to continue in operations or meet its liabilities as they fall due or be successful in resolving its contingent liabilities. Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, the Company may not be able to continue in operations and the net realizable value of its assets may be materially less than the amounts recorded on the consolidated balance sheets.

DISCLOSURES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Regulation S-
X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All adjustments made in the preparation of interim period results, for the three month period ended March 31, 1997, are of a normal recurring nature. The operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements for the year ended December 31, 1996.

DUE TO OFFICERS

As at March 31, 1997, the Company has recorded $625,000 as due to officers of the Company. The officers have agreed not to demand repayment until January 3, 1998, at which time the indebtedness may be either settled with cash, if available, or the issuance of shares of the Company. In addition, as at March 31, 1997, accounts payable includes $60,000 due to the officers of the Company.

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

Since April 13, 1995, Yuma has assumed all indebtedness of Phoenix, provided funding for the preparation of the feasibility study, the costs of securing the water rights for the Tuina Project and the ongoing costs of Phoenix. These costs are partially recoverable by Yuma (the "Yuma Payments") from the Company from the proceeds to be received from the sale of the 10% interest in Phoenix, as noted in item (ii) above. The water rights have now been secured and Yuma now has to either elect to close the Mahogany - Yuma Agreement, subject to regulatory approval, or terminate the agreement. If Yuma elects to terminate the agreement, the Company would not owe Yuma any funds for the Yuma Payments.

The Company and Mahogany have an agreement in principle to conduct the activities of the Tuina Project on a joint venture basis. The Company expects to enter into a definitive joint venture and operating agreement with Yuma after closing of the Mahogany-Yuma Agreement.

BOLIVIA - SAN SIMON GOLD PROJECT

The Company and Akiko Gold Resources Ltd. have acquired properties in the San Simon gold project in northeastern Bolivia totalling 5,300 hectares on a 50/50 basis. The companies are actively seeking a joint venture partner to help exploit the San Simon property. Several companies are reviewing the data. In addition, the companies plan to do further field work this summer which will include stream concentrate sampling and geochem and rock sampling and mapping to delineate drill targets.

RESULTS OF OPERATIONS

The Company incurred a loss of $105,484 for the three month period ended March 31, 1997, compared to a loss of $114,540 for the same period in 1996. There was no revenue, no depreciation and amortization charges and no costs of sales for the three month period ending March 31, 1997. The Company does not anticipate any revenue over the next year from current properties.

During the three month period ended March 31, 1997, the Company incurred $108,245 in general and administration expenses, compared to $232,920 for the comparable period in 1996. The decrease in general and administration in 1997 occurred mainly as a result of reduced Company personnel and reduced legal and consulting fees. For the three month period ended March 31, 1997, the Company did not incur exploration and property carrying costs and for the same period in 1996, incurred costs of $1,298. Project costs incurred by the Tuina project since April 1995 have been funded by Yuma.

At March 31, 1997 the Company had a working capital deficiency of $309,826, a decrease of $32,822 from its working capital deficiency of $342,648 at December 31, 1996.

During the three month period ended March 31, 1997, the Company was provided cash of $71,115 from investing activities, comprising $75,000 advance royalty payment received from Centurion Mines Corporation on the Tintic properties and $3,885 incurred by the Company on the San Simon gold project.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

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



                        NORTH LILY MINING COMPANY



                        By: /s/ Nick DeMare
                            ----------------------------------------------------
                            Nick DeMare                              May 9, 1997
                            Chief Financial Officer and Chief Accounting Officer