Form 10-Q
period 1997-06-30
NORTH LILY MINING CO
filed 1997-08-15
CIK 72655

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    June 30, 1997
                                                -----------------

            [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                                 EXCHANGE ACT

                                    0-16740
                                  -----------
                           (Commission File Number)


                           NORTH LILY MINING COMPANY
                         -----------------------------
            (Exact name of registrant as specified in its charter)


         UTAH                                               87-0159350
------------------------                                  --------------
(State of Incorporation)                       (IRS Employer Identification No.)

SUITE 210, 1800 GLENARM PLACE, DENVER, COLORADO                80202
------------------------------------------------             ---------
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

             Yes     X                                 No
                  -------                                  -------

As of May 9, 1997 the Registrant had 2,992,122 shares of common stock, $0.10 par value.

Transitional Small Business Disclosure Format (check one):

             Yes                                       No     X
                  -------                                  -------

                           NORTH LILY MINING COMPANY
                           -------------------------

                                  FORM 10-QSB

                      FOR THE QUARTER ENDED JUNE 30, 1997



                                     INDEX
                                     -----

Part I.   Financial Information:

          Item 1. - Condensed Consolidated Balance Sheets -
                    June 30, 1997 and December 31, 1996............................ 3

                  - Condensed Consolidated Statements of Cash Flow -
                    Six Months Ended June 30, 1997 and 1996........................ 4

                  - Condensed Consolidated Statements of Operations -
                    Six Months Ended June 30, 1997 and 1996........................ 5

                  - Condensed Consolidated Statements of Shareholder's Equity -
                    June 30, 1997 and December 31, 1996............................ 6

                  - Notes to Condensed Consolidated Financial Statements........... 7

          Item 2. - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.................. 8


Part II.  Other Information:

          Item 6. - Exhibits and Reports on Form 8-K...............................10

                    Signature......................................................11


NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)


                                                                     JUNE 30,     DECEMBER 31,
                                                                       1997           1996
                                                                   -------------  -------------
ASSETS

Current Assets:
   Cash and cash equivalents                                       $     41,050   $     67,026
   Marketable securities                                                 29,032         39,655
   Accounts receivable                                                   15,202         37,985
   Note receivable                                                      108,000        108,000
                                                                   ------------   ------------
        Total Current Assets                                            193,284        252,666

Plant and equipment, net                                                 55,190         57,162
Mineral properties, net                                               3,185,294      3,200,401
Other assets                                                            112,032        112,032
                                                                   ------------   ------------
        Total Assets                                               $  3,545,800   $  3,622,261
                                                                   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                $    432,720   $    279,928
   Accrued and other liabilities                                         45,000         55,000
   Reclamation liabilities                                              143,367        192,500
                                                                   ------------   ------------
        Total Current Liabilities                                       621,087        527,428

Due to officers                                                         625,000        625,000
                                                                   ------------   ------------
        Total Liabilities                                             1,246,087      1,152,428
                                                                   ------------   ------------
Shareholders' Equity:
   Common stock, $0.10 par value; authorized 30,000,000 shares;
      issued and outstanding 3,092,122 and 2,992,122 shares
      as at June 30, 1997 and December 31, 1996, respectively           309,212        299,212
   Additional paid-in capital                                        51,703,759     51,663,759
   Accumulated deficit                                              (49,710,905)   (49,501,408)
   Marketable securities valuation adjustment                            (2,353)         8,270
                                                                   ------------   ------------
        Total Shareholders' Equity                                    2,299,713      2,469,833
                                                                   ------------   ------------
        Total Liabilities and Shareholders' Equity                 $  3,545,800   $  3,622,261
                                                                   ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)


                                                                    FOR THE SIX MONTHS ENDED:
                                                                     JUNE 30,       JUNE 30,
                                                                       1997           1996
                                                                   ------------   ------------
Operating expenses:
   General and administrative expenses                             $    214,566   $    354,466
   Exploration and property carrying costs                                  557          3,249
                                                                   ------------   ------------
         Operating loss                                                (215,123)      (357,715)

Other income:
   Interest income                                                        5,626          1,829
   Net realized gain on sale of marketable securities                         -        118,883
                                                                   ------------   ------------
         Net Loss                                                  $   (209,497)  $   (237,003)
                                                                   ============   ============

Net loss per common share:                                         $      (0.07)  $      (0.10)
                                                                   ============   ============
Weighted average common shares outstanding                            3,025,455      2,441,371
                                                                   ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 1996 AND JUNE 30, 1997

(UNAUDITED)


                                    COMMON STOCK
                               -----------------------                                                    MARKETABLE
                                                           ADDITIONAL                                     SECURITIES
                                                            PAID-IN        ACCUMULATED       TREASURY     VALUATION
                                 SHARES        AMOUNT       CAPITAL          DEFICIT          STOCK       ADJUSTMENT       TOTAL
                               ----------     --------     ------------    -------------     ---------    ----------     ----------
Balance, December 31, 1995      2,594,667     $259,466     $51,264,750     $(48,835,939)     $(17,395)     $ 197,723     $2,868,605

Net loss, year ended
 December 31, 1996                      -            -               -         (662,557)            -              -       (662,557)
Common stock issued for
 services rendered                 55,000        5,500          79,500                -             -              -         85,000
Common stock issued by
 private placement                341,073       34,108         351,409           (2,912)       17,395              -        400,000
Share issue costs                       -            -         (31,762)               -             -              -        (31,762)
Marketable securities
 valuation adjustment                   -            -               -                -             -       (189,453)      (189,453)
Adjustment for fractional
 shares issued                      1,382          138            (138)               -             -              -              -
                                ---------     --------     -----------     ------------      --------      ---------     ----------
Balance, December 31, 1996      2,992,122      299,212      51,663,759      (49,501,408)            -          8,270      2,469,833

Net loss, period ended
 June 30, 1997                          -            -               -         (209,497)            -              -       (209,497)
Common stock issued by
 private placement                100,000       10,000          40,000                -             -              -         50,000
Marketable securities
 valuation adjustment                   -            -               -                -             -        (10,623)       (10,623)
                                ---------     --------     -----------     ------------      --------      ---------     ----------
Balance, June 30, 1997          3,092,122     $309,212     $51,703,759     $(49,710,905)     $      -      $  (2,353)    $2,299,713
                                =========     ========     ===========     ============      ========      =========     ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)


                                                               FOR THE SIX MONTHS ENDED:
                                                                 JUNE 30,     JUNE 30,
                                                                   1997         1996
                                                               ------------  -----------
Cash flows from operating activities:
   Net loss                                                      $(209,497)   $(237,003)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
         Amortization and depreciation                               1,972        1,972
         Net realized gain on sale of marketable
                securities and investments                               -     (118,883)
         Decrease (increase) in accounts receivable                 22,783       (6,182)
         Increase in accounts payable and accrued liabilities      142,792      161,218
         Decrease in reclamation liabilities                       (49,133)     (55,155)
         Decrease in notes payable                                       -     (308,788)
         Other                                                           -       60,000
                                                                 ---------    ---------
                Net cash used for operating activities             (91,083)    (502,821)
                                                                 ---------    ---------
Cash flows from investing activities:
   Acquisition and exploration of mineral properties,
         net of option payments received                            15,107       (6,376)
   Advances to Tamarine Ventures Ltd.                                    -     (113,912)
   Proceeds from sale of marketable securities and investments           -      338,576
   Proceeds from sale of mining and milling equipment                    -        5,000
                                                                 ---------    ---------
         Net cash provided from investing activities                15,107      223,288
                                                                 ---------    ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock                           50,000      360,000
                                                                 ---------    ---------
         Net increase (decrease) in cash and cash equivalents      (25,976)      80,467

Cash and cash equivalents at beginning of period                    67,026      122,515
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $  41,050    $ 202,982
                                                                 =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)



GOING CONCERN

During 1996, 1995, and 1994 the Company incurred net losses of $662,557, $922,032 and $2,071,147, respectively, and at December 31, 1996 had a working capital deficiency of $274,762. At June 30, 1997, the Company had a working capital deficiency of $427,803.

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

DISCLOSURES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Regulation S-
X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All adjustments made in the preparation of interim period results, for the six month period ended June 30, 1997, are of a normal recurring nature. The operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements for the year ended December 31, 1996.

DUE TO OFFICERS

As at June 30, 1997, the Company has recorded $625,000 as due to officers of the Company. The officers have agreed not to demand repayment until January 3, 1998, at which time the indebtedness may be either settled with cash, if available, or the issuance of shares of the Company. In addition, as at June 30, 1997, accounts payable includes $120,000 due to the officers of the Company.

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

On August 4, 1997, Yuma announced that it had completed a bankable feasibility study for the Tuina Project. Bateman Engineering of Tucson, Arizona conducted the study in association with New Baron Leveque Inc. ("NBLI") of Belgium, and Parsons of Pasadena, California. The study outlines the plans for construction and operation of a 12,000 metric tonne per year solvent extraction electrowinning ("SX-EW") project. The feasibility study has considered all aspects of the project including ore reserves, processing, environmental considerations, and infrastructure to a level suitable for project financing.

Cash flow calculations indicate an internal rate of return of 25.6% and a net present value of $16.6 million using $1.00 per pound copper. Project life is six years using current reserves. The plant and associated infrastructure could be developed for $33.7 million including owner's costs. Cash costs for the production of copper are estimated at $0.53 per pound of copper.

An extensive analysis of the ore reserves at Tuina conducted by MINTEC of Tucson, Arizona has defined proven/probable (80%/20%) reserves of 9.36 million tonnes averaging 1.12% total copper. An additional 3.5 million tonnes of material of similar grade has been classified as inferred. The overall stripping ratio for the life of the project has been calculated at 1.72. The potential for expanding the reserves within the site concessions and therefore extending the project life is excellent.

Mining, crushing, and material handling will be performed under contract to NBLI. The plant design incorporates a two-stage crushing circuit followed by conventional heap leaching on static piles. Pregnant leach solutions will be collected and clarified, followed by treatment using conventional SX methodology to produce a rich electrolyte that will be processed into copper cathodes using conventional EW technology.

Extensive heap leaching and column tests have been performed on the ore, and copper recovery is expected to be in excess of 85%. Electrical power will be obtained through an overland transmission line. Most of the site infrastructure has been developed and will be used by the Tuina operation.

Yuma is in advanced negotiations for financing of the project while concurrently completing basic engineering. The basic engineering study is expected to lower both the capital and operating costs for the project.

With the completion of the feasibility study, Yuma will proceed with project financing and final design and construction of the project. Construction is scheduled to begin later this year with startup in late 1998.

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

RESULTS OF OPERATIONS

The Company incurred a loss of $209,497 for the six month period ended June 30, 1997, compared to a loss of $237,003 for the same period in 1996. There was no revenue and no cost of sales for the six month period ending June 30, 1997. The Company does not anticipate any revenue over the next year from current properties.

During the six month period ended June 30, 1997, the Company incurred $214,566 in general and administration expenses, compared to $354,466 for the comparable period in 1996. The decrease in general and administration in 1997 occurred mainly as a result of reduced Company personnel and reduced legal and consulting fees. For the six month period ended June 30, 1997, the Company incurred $557 of exploration and property carrying costs and for the same period in 1996, incurred costs of $3,249. Project costs incurred by the Tuina project since April 1995 have been funded by Yuma.

At June 30, 1997 the Company had a working capital deficiency of $427,803, an increase of $153,041 from its working capital deficiency of $274,762 at December 31, 1996. As at June 30, 1997, accounts payable include $190,039 due to officers of the Company.

During the six month period ended June 30, 1997, the Company was provided cash of $15,107 from investing activities, comprising $75,000 advance royalty payment received from Centurion Mines Corporation on the Tintic properties, offset by $23,885 incurred by the Company on the San Simon gold project and $36,008 due diligence review costs incurred on the Sadiola West concession in the Republic of Mali. The Company also received $50,000 on the completion of a private placement of 100,000 common shares.


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

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         On May 10, 1997, pursuant to a subscription agreement with Hexagon Resources Group S.A., an international business corporation registered in the British Virgin Islands ("Hexagon"), the Company sold 100,000 units, for $50,000 at $0.50 per unit, to Hexagon. The units consisted of one share of Common Stock and one Warrant. Each Warrant is exercisable to purchase a share of the Company's Common Stock at a price of $0.75 per share if exercised by April 21, 1998, or at a price of $1.00 per share if exercised from April 22, 1998 to April 21, 1999. The Warrants shall expire after April 21, 1999. The Company relied on the registration exemption provided by Section 4(2) of the Securities Act, due to the non-public nature of the offering.

ITEM 5.  OTHER INFORMATION
         -----------------

         None.

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



                        NORTH LILY MINING COMPANY



                        By:   /s/ Nick DeMare
                            ----------------------------------------------------
                            Nick DeMare                          August 14, 1997
                            Chief Financial Officer and Chief Accounting Officer