Form 10QSB
period 1997-09-30
NORTH LILY MINING CO
filed 1997-11-14
CIK 72655

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    September 30, 1997
                            ----------------------

            [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE

                                 EXCHANGE ACT

                                    0-16740
                                  -----------
                           (Commission File Number)


                           NORTH LILY MINING COMPANY
                         -----------------------------
            (Exact name of registrant as specified in its charter)


         UTAH                                             87-0159350
         ----                                             ----------
(State of Incorporation)                       (IRS Employer Identification No.)

SUITE 210, 1800 GLENARM PLACE, DENVER, COLORADO               80202
-----------------------------------------------             ---------
(Address of principal executive offices)                    (ZIPCode)

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

             Yes     X                                 No  _______
                  -------

As of November 12, 1997 the Registrant had 3,092,122 shares of common stock, $0.10 par value.

Transitional Small Business Disclosure Format (check one):

             Yes  _______                               No     X
                                                             -------

                           NORTH LILY MINING COMPANY
                           -------------------------

                                  FORM 10-QSB
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                     INDEX
                                     -----

Part I.   Financial Information:
          Item 1. - Condensed Consolidated Balance Sheets -
                    September 30, 1997 and December 31, 1996..................................  3

                  - Condensed Consolidated Statements of Cash Flow -
                    Nine Months Ended September 30, 1997 and 1996.............................  4

                  - Condensed Consolidated Statements of Operations -
                    Nine Months Ended September 30, 1997 and 1996.............................  5

                  - Condensed Consolidated Statements of Shareholder's Equity-
                    September 30, 1997 and December 31, 1996..................................  6

                  - Notes to Condensed Consolidated Financial Statements......................  7

          Item 2. - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............................  8

Part II.  Other Information:

          Item 6. - Exhibits and Reports on Form 8-K.......................................... 10

                    Signature................................................................. 11

NORTH LILY MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                1997           1996
                                                                           --------------  ------------
ASSETS

Current Assets:
   Cash and cash equivalents                                               $     38,950   $     67,026
   Marketable securities                                                         22,580         39,655
   Accounts receivable                                                           14,575         37,985
   Common stock subscription receivable                                         200,000              -
   Note receivable                                                                    -        108,000

          Total Current Assets                                                  276,105        252,666
Plant and equipment, net                                                         54,204         57,162
Mineral properties, net                                                       3,190,187      3,200,401
Other assets                                                                    107,032        112,032
                                                                           ------------   ------------
          Total Assets                                                     $  3,627,528   $  3,622,261
                                                                           ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                        $    285,370   $    279,928
   Accrued and other liabilities                                                 40,000         55,000
   Reclamation liabilities                                                      119,206        192,500
                                                                           ------------   ------------

          Total Current Liabilities                                             444,576        527,428

Due to officers                                                                 805,000        625,000
                                                                           ------------   ------------
          Total Liabilities                                                   1,249,576      1,152,428
                                                                           ------------   ------------

Shareholders' Equity:
   Common stock, $0.10 par value; authorized 30,000,000 shares;
          issued and outstanding 3,092,122 and 2,992,122 shares
          as at September 30, 1997 and December 31, 1996, respectively          309,212        299,212
   Additional paid-in capital                                                51,703,759     51,663,759
   Common stock subscribed                                                      200,000              -
   Accumulated deficit                                                      (49,826,214)   (49,501,408)
   Marketable securities valuation adjustment                                    (8,805)         8,270
                                                                           ------------   ------------
          Total Shareholders' Equity                                          2,377,952      2,469,833
                                                                           ------------   ------------
          Total Liabilities and Shareholders' Equity                       $  3,627,528   $  3,622,261
                                                                           ============   ============

NORTH LILY MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED:           FOR THE NINE MONTHS ENDED:
                                                SEPTEMBER 30,   SEPTEMBER 30,        SEPTEMBER 30,    SEPTEMBER 30,
                                                     1997            1996                 1997            1996
                                                -------------   -------------        -------------    -------------
Operating expenses:
   General and administrative expenses          $    115,968    $    141,458         $    330,534     $    495,924
   Exploration and property carrying costs                 -           5,426                  557            8,675
                                                -------------   -------------        -------------    -------------
          Operating loss                            (115,968)       (146,884)            (331,091)        (504,599)
Other income:
   Interest income                                       659           2,100                6,285            3,929
   Net realized gain on sale
     of marketable securities                              -               -                    -          118,883
   Gain on disposition of mineral properties               -         206,897                    -          206,897
                                                -------------   -------------        -------------    -------------
          Net income (loss)                     $   (115,309)   $     62,113         $   (324,806)    $   (174,890)
                                                =============   =============        =============    =============
Net income (loss) per common share:             $      (0.04)   $       0.02         $      (0.11)    $      (0.07)
                                                =============   =============        =============    =============
Weighted average common shares outstanding         3,047,678       2,540,353            3,047,678        2,540,353
                                                =============   =============        =============    =============

NORTH LILY MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIODS ENDED DECEMBER 31, 1996 AND SEPTEMBER 30, 1997
(UNAUDITED)

                                                      COMMON STOCK         ADDITIONAL     COMMON
                                                  --------------------
                                                                            PAID-IN       STOCK         ACCUMULATED     TREASURY
                                                   SHARES      AMOUNT       CAPITAL     SUBSCRIBED        DEFICIT        STOCK
                                                  --------   ---------   ------------  ------------    -------------   ---------
Balance, December 31, 1995                        2,594,667   $259,466   $51,264,750   $          -    $(48,835,939)   $(17,395)

Net loss, year ended December 31, 1996                    -          -             -              -        (662,557)          -
Common stock issued for services rendered            55,000      5,500        79,500              -               -           -
Common stock issued by private placement            341,073     34,108       351,409              -          (2,912)     17,395
Share issue costs                                         -          -       (31,762)             -               -           -
Marketable securities valuation adjustment                -          -             -              -               -           -
Adjustment for fractional  shares issued              1,382        138          (138)             -               -           -
                                                  ---------   --------   -----------   ------------    ------------    --------
Balance, December 31, 1996                        2,992,122    299,212    51,663,759              -     (49,501,408)          -

Net loss, period ended September 30, 1997                 -          -             -              -        (324,806)          -
Common stock issued by private placement            100,000     10,000        40,000              -               -           -
Common stock subscribed                                   -          -             -        200,000               -           -
Marketable securities valuation adjustment                -          -             -              -               -           -
                                                  ---------   --------   -----------   ------------    ------------    --------
Balance, September 30, 1997                       3,092,122   $309,212   $51,703,759       $200,000    $(49,826,214)   $      -
                                                  =========   ========   ===========   ============    ============    ========

                                                 MARKETABLE
                                                 SECURITIES
                                                 VALUATION
                                                 ADJUSTMENT      TOTAL
                                                ------------   ----------
Balance, December 31, 1995                       $  197,723    $2,868,605

Net loss, year ended December 31, 1996                    -      (662,557)
Common stock issued for services rendered                 -        85,000
Common stock issued by private placement                  -       400,000
Share issue costs                                         -       (31,762)
Marketable securities valuation adjustment         (189,453)     (189,453)
Adjustment for fractional  shares issued                  -             -
                                                 ----------    ----------
Balance, December 31, 1996                            8,270     2,469,833

Net loss, period ended September 30, 1997                 -      (324,806)
Common stock issued by private placement                  -        50,000
Common stock subscribed                                   -       200,000
Marketable securities valuation adjustment          (17,075)      (17,075)
                                                 ----------    ----------
Balance, September 30, 1997                      $   (8,805)   $2,377,952
                                                 ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           FOR THE NINE MONTHS ENDED:

                                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                                                1997            1996
                                                                           -------------   -------------
Cash flows from operating activities:
   Net loss                                                                $    (324,806)  $    (174,890)
   Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
         Amortization and depreciation                                             2,958           2,959
         Gain on disposition of mineral properties                                     -        (206,897)
         Net realized gain on sale of marketable
           securities and investments                                                  -        (118,883)
         Decrease (increase) in accounts receivable                               23,410        (123,805)
         Decrease in note receivable                                             108,000               -
         Increase (decrease) in accounts payable and accrued liabilities          (9,558)        200,320
         Decrease in reclamation liabilities                                     (73,294)        (88,075)
         Decrease in notes payable                                                     -        (308,788)
         Increase in due to officers                                             180,000               -
         Other                                                                     5,000          60,000
                                                                           -------------   -------------
           Net cash used for operating activities                                (88,290)       (758,059)
                                                                           -------------   -------------
Cash flows from investing activities:
   Acquisition and exploration of mineral properties,
         net of option payments received                                          10,214         (44,957)
   Advances to Tamarine Ventures Ltd.                                                  -        (129,278)
   Proceeds from sale of marketable securities and investments                         -         338,576
   Proceeds from sale of mineral properties                                            -         215,292
   Proceeds from sale of mining and milling equipment                                  -           5,000
                                                                           -------------   -------------
         Net cash provided from investing activities                              10,214         384,633
                                                                           -------------   -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                         50,000         400,000
                                                                           -------------   -------------
         Net increase (decrease) in cash and cash equivalents                    (28,076)         26,574

Cash and cash equivalents at beginning of period                                  67,026         122,515
                                                                           -------------   -------------
Cash and cash equivalents at end of period                                 $      38,950   $     149,089
                                                                           =============   =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

GOING CONCERN

During 1996, 1995, and 1994 the Company incurred net losses of $662,557, $922,032 and $2,071,147, respectively, and at December 31, 1996 had a working capital deficiency of $274,762. At September 30, 1997, the Company had a working capital deficiency of $168,471.

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

DISCLOSURES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Regulation S-
X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All adjustments made in the preparation of interim period results, for the nine month period ended September 30, 1997, are of a normal recurring nature. The operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements for the year ended December 31, 1996.

DUE TO OFFICERS

As at September 30, 1997, the Company has recorded $805,000 as due to two officers of the Company. On October 1, 1997, the officers entered into agreements (the "Agreements") to settle the indebtedness for the issuance of 1,610,000 shares of common stock of the Company. The Agreements provide that the majority of the shares to be issued will be subject to the risk of forfeiture if the officers terminate their employment with the Company before July 1, 1998, unless certain financing conditions are achieved by the Company. Any shares forfeited will be returned to treasury. In addition, during the month of May, 1998, the Company may elect to purchase, subject to acceptance by the officers, any shares that remain subject to the risk of forfeiture, at a price of $0.50 per share. The Company has also agreed to provide loans to the officers to cover any tax consequences to the officers as a result of the issuances of the shares. The loans shall bear interest at a rate equal to prime plus 1% and shall be secured by the shares issued under the Agreements. This transaction will reduce non-current liabilities by $805,000 and increase shareholders' equity by $805,000.

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

BOLIVIA - SAN SIMON GOLD PROJECT

The Company and Akiko Gold Resources Ltd. have acquired properties in the San Simon gold project in northeastern Bolivia totalling 5,300 hectares on a 50/50 basis. The companies are actively seeking a joint venture partner to help exploit the San Simon property. Several companies are reviewing the data. In addition, the companies plan to do further work the coming field season, starting in April/May 1998 which will include stream concentrate sampling and geochem and rock sampling and mapping to delineate drill targets.

RESULTS OF OPERATIONS

The Company incurred a loss of $324,806 for the nine month period ended September 30, 1997, compared to a loss of $174,890 for the same period in 1996. There was no revenue and no cost of sales for the nine month period ending September 30, 1997. The Company does not anticipate any revenue over the next year from current properties.

During the nine month period ended September 30, 1997, the Company incurred $330,534 in general and administration expenses, compared to $495,924 for the comparable period in 1996. The decrease in general and administration in 1997 occurred mainly as a result of reduced Company personnel and reduced legal and consulting fees. For the nine month period ended September 30, 1997, the Company incurred $557 of exploration and property carrying costs and for the same period in 1996, incurred costs of $8,675. Project costs incurred by the Tuina project since April 1995 have been funded by Yuma. During the nine month period ended September 30, 1996, the Company realized gains of $118,883 and $206,897 on the dispositions of marketable securities and mineral properties, respectively. No dispositions were made in 1997.

At September 30, 1997 the Company had a working capital deficiency of $168,471, a decrease of $106,291 from its working capital deficiency of $274,762 at December 31, 1996.

During the nine month period ended September 30, 1997, the Company was provided cash of $10,214 from investing activities, comprising $75,000 advance royalty payment received from Centurion Mines Corporation on the Tintic properties, offset by $26,021 incurred by the Company on the San Simon gold project and $38,765 due diligence review costs incurred on the Sadiola West concession in the Republic of Mali. The Company also received $50,000 on the completion of a private placement of 100,000 common shares.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          On June 23, 1993, Jack M. Scanlon and Carolyn M. Scanlon; Dr. Richard Urwiller and Roberta Urwiller, Dr. William Inkret, Jr., M.D., individually and Dr. William Inkret, Jr., M.D., P.C., a corporation and profit sharing trust; Dr. Richard Granberg and Mary Granberg, on behalf of themselves and all other person similarly situated, filed an action in the United States District Court for the District of Montana, Butte Division, against Magellan Resources Inc., a corporation; Mahogany International Inc. (sic), a corporation, former subsidiaries of North Lily Mining Company, a corporation, their former parent corporation; Ruen Drilling, a corporation, Longyear Company, a corporation; and other unknown John Doe persons and corporations. The plaintiffs allege, that, as a result of exploration activity in the Southern Cross area of Montana, local ground water supplies have been contaminated and reduced. Subsequent to initial discovery proceedings the Plaintiffs have offered to settle, and the defendants have accepted, whereby the defendants will arrange to drill a water well. The anticipated cost to the Company is expected to be nominal.

ITEM 2.   CHANGES IN SECURITIES
          ---------------------

          Pursuant to a subscription agreement, dated September 29, 1997, with Capco Resources Ltd. ("Capco"), the Company has agreed to issue 400,000 units, for $200,000 at $0.50 per unit. The units will consist of two shares of common stock and one warrant. Each warrant will be exercisable to purchase a share of the Company's common stock at a price of $0.35 per share if exercised by September 30, 1998, or at a price of $0.50 per share if exercised during October 1, 1998 to September 30, 1999. The warrants shall expire after September 30, 1999. The Company relied on the registration exemption provided by
          Section 4(2) of the Securities Act, due to the non-public nature of the Offering. The Company has notified Capco that payment is due and payable by November 30, 1997.

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



                    NORTH LILY MINING COMPANY


                    By:  /s/ Nick DeMare
                         ---------------------------------------------
                         Nick DeMare                 November 13, 1997
                         Chief Financial Officer and Chief Accounting Officer