Form 10KSB
period 1997-12-31
NORTH LILY MINING CO
filed 2000-09-27
CIK 72655

INDEX
Final REVISION
	FORM 1O-KSB

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:  December 31, 1997
Commission file number:  0-16740


                   	NORTH LILY MINING COMPANY
	(Exact name of small business issuer as specified in its charter)

                           Utah
    (State or other jurisdiction of incorporation or organization)

                          87-0159350
              (I.R.S. Employer Identification No.)

1800 Glenarm Place, Suite 210, Denver, Colorado 80202
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:    (303) 294-0427

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class			                        N/A
  Name of each exchange on which registered     None



	Securities registered pursuant to section 12(g) of the Act:  None



Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

    Yes       	   No   X

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 21, 2000: $4,853,742

Number of shares outstanding of registrant's common stock, $.10 par value, as of September 8, 2000: 14,088,355

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K[ ].

Registrant's revenues for the fiscal year ended December 31, 1997 were $0. Registrant's revenues for the fiscal year ended December 31, 1998 were $0. Registrant's revenues for the year ended December 31, 1999 were $425,829.

INTRODUCTORY NOTE

North Lily Mining Co. as its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 is filing this document. However, because the Company is filing its Annual Report on Form 10-KSB for the fiscal years ended December 31, 1998 and 1999 at the same time with the same substantive document (except for the cover page, Introductory Note, and financial data schedule), this document contains the information required for the Form
10-KSB Report for all of these fiscal years combined into a single presentation. Except as otherwise indicated, information required by each
Item is presented for each of the years ended December 31, 1997, 1998 and 1999 in order that updated information be given in addition to that required for earlier periods.

                         INDEX


                         PART I
                                                              	Page
Item 1.	Business	                                                4

Item 2.	Properties	                                              8

Item 3.	Legal Proceedings                                      	17

Item 4.	Submission of Matters to a Vote of Security Holders	    18

                         PART II

Item 5.	Market for Registrant's Common Equity and
       	Related Stockholder Matters   	                         19

Item 6.	Management's Discussion and Analysis of Financial
       	Condition and Results of Operations                    	20

Item 7.	Financial Statements	                                   25

Item 8.	Changes In and Disagreements with Accountants
       	on Accounting and Financial Disclosure                 	25

                        PART III


Item 9.	Directors and Executive Officers of the Registrant  	   26

Item 10.	Executive Compensation                                	27

Item 11.	Security Ownership of Certain Beneficial Owners
        	and Management                                        	32

Item 12.	Certain Relationships and Related Transactions  	      33

                        PART IV

Item 13.	Exhibits, Financial Statements Schedules and Reports
        	on Form 8-K	                                           35


                       	PART I

Item 1.	BUSINESS

General and Historical Background

North Lily Mining Company (together with its subsidiaries, "North Lily" or the "Company") was incorporated in Utah in 1916 and was a subsidiary of Anaconda Company from 1925 until 1949. During this period, the Company produced gold, silver, lead, zinc and copper from the North Lily Mine in the Tintic Mining District, Utah. In 1991, the Company and International Mahogany ("Mahogany") acquired the Tuina copper property in Chile, South America. From 1991 until 1998, the Company and Mahogany jointly developed the Tuina copper project. At Silver City, Utah, the Company and Mahogany also operated a small heap leach tailing recovery project (the Tintic Project), which has produced approximately 33,000 ounces of gold and gold equivalent since 1988, and is now in the reclamation and closure stages.

On April 12, 1995, the Company and Mahogany concluded an agreement for the restructuring of the ownership interests of the Tuina, Chile copper project. In settlement of the Company's outstanding debt to Mahogany of $797,481, the Company reduced its effective interest in the Tuina project from 50% to 41%. In May 1996, the Company and Yuma Gold Mines Limited (which had agreed to purchase Mahogany's Tuina interest) agreed to further revise and reduce the Company's interest. Yuma provided funding thereafter to cover Tuina operations, feasibility study and water rights. However, due primarily to decreased copper prices, Yuma ceased to perform, and the Company abandoned Tuina and wrote off its investment effective December 31, 1997.

On November 17, 1995, the Company executed an Agreement and Plan of Share Exchange (the "Exchange Agreement") with Tamarine Ventures Ltd. ("Tamarine"), a company incorporated under the laws of British Columbia, Canada. The Agreement provided for the issuance, at closing, of one share of Common Stock of the Company in exchange for each four common shares of Tamarine, thereby making Tamarine a wholly-owned subsidiary of the Company (the "Share Exchange").
At the closing of the Share Exchange, the Company would issue 2,000,000 post-reverse split shares of its Common Stock to the shareholders of Tamarine. On November 22, 1996, the Company terminated the Exchange
Agreement and abandoned its plan to acquire Tamarine.

Effective December 8, 1996, the Company implemented a one-for-ten reverse split on the outstanding shares of Common Stock. All of the per share amounts have been restated to reflect this reverse stock split.

On December 31, 1998, the Company and Redshore Properties Inc. ("Redshore") established a Colorado Limited Liability Company known as Xeres Tintic, LLC (the "LLC"). The Company transferred its Tintic, Utah properties (consisting of approximately 10,000 rural acres of patented mining claims and fee lands
70 miles south of Salt Lake City) to the LLC. The Company received a controlling interest in the LLC and a promissory note for $12.5 million from the LLC (the "Note"). The Company now owns 91.5% of and controls the LLC, and, through its Note and its share of distributions, will receive 95 to 96.5% of the LLC's net proceeds until repayment of the Note. The balance of LLC proceeds (except for 1% on sales after repayment of the Note) will go to Redshore, which was providing certain funding, research, expertise, and handling of daily marketing and sales pursuant to the LLC's directions. The LLC has sold $387,417 of properties since late April 1999, resulting in payments of $316,000 to the Company. In 2000, the LLC had additional sales and signed an agreement with Coldwell Banker West Realty for listing and marketing of the Company's 8,000 acres of remaining rural undeveloped real estate parcels. Separately in 2000, the Company is working with Utah State environmental regulatory authorities concerning requirements for achieving legal compliance and bonded reclamation and shut down of its small former heap leach facility on a small portion of its Utah properties.

On July 13, 1999, the Company closed on a borrowing of $225,000 Canadian (approximately $159,000 U.S.) from Quest Ventures Ltd. ("Lender") of Vancouver, British Columbia, Canada, repayable with 12% compound interest on November 15, 1999, pursuant to a Loan Agreement (the "Loan Agreement") of June 28, 1999, as amended July 12, 1999. The Loan Agreement was secured by Deeds of Trust of Company property in Utah. The proceeds of the loan were used primarily to discharge a judgment outstanding against the Company, and for administrative expenses. The loan was repaid in full in late 1999, and the lien of the Deeds of Trust have been released.

On April 7, 2000, the Company completed performance of closing requirements for its acquisition of privately held Loanmining.com ("LMC") by issuing 5.83 million shares (the "Shares") of the Company's restricted common stock. The Shares are restricted securities pursuant to Rule 144, and the resale of the Shares is to be included in a Registration Statement by the Company after it updates its audits and reports to the Securities and Exchange Commission, subject to monthly sale restrictions for holdings by individual selling shareholders in excess of 200,000 shares. The recipients of the Shares were the stockholders of LMC, including its majority stockholder
(Regina Mitchell), who received over 4 million of the Shares. Five hundred thousand of Ms. Mitchell's shares were understood to be owed by Ms. Mitchell for prior consideration to the designees of W. Gene Webb, the Executive Vice President and a Director of the Company.

In consideration for the Shares, the Company acquired rights to the names Loanmining.Com and Mortgage Partners Funding Corporation; rights to a team of mortgage brokers, telemarketers, processing and closing staff represented to be capable of equalling and then increasing the $1.4 million annual revenue rate produced at LMC in 1999 prior to establishing a preliminary internet presence; and rights to the LMC internet web site development, the related business plan for home improvement financing, and the business model/implementation plan for LMC as both a traditional "bricks and mortar" operation as well as a highly automated internet mortgage banker focused on the sub-prime mortgage niche. Substantial funding will be required to compete for mortgage lending business on the Internet, which already is populated by competitors of several types, some of whom already have substantial financing and market penetration.

In conjunction with this acquisition, the Company has closed on initial private placement financing of $245,000 in exchange for 7% Convertible Notes and Warrants. $220,000 of the Notes are repayable or convertible on or before October 31, 2000 into Common Stock of the Company at $0.20 per share, and the Warrants are exercisable at $5 and $7.50 during years one and two, respectively, and expire between February 2002 and April 2002. Twenty five thousand dollars of the Notes are convertible at $0.50 and come due on December 31, 2000. The Company utilized $63,000 of the proceeds to finance stock redemption and releases from dissident stockholders of Loanmining.com.

In April 2000, the Company acquired ownership of Mortgage Partners
Home funding for LMC in consideration of 170,000 Company shares and $25,000 in promissory notes. The notes are past due and the Company has been in discussions concerning the extension of the notes or the conversation of the notes into common stock. In June 2000, the Company issued one million shares of stock in consideration for a joint venture providing commercial lending business and facilitation arrangements for LMC and $125,000 in capital; the transaction was not consummated and the Company expects return of the shares.

On July 25, 2000, the Company entered into a letter of intent to be acquired by Captain's Management for ten shares of Captain's for every 14.5 shares of NLMC when Captain's is registered and trading on a stock exchange. In addition, Captain's agreed to provide the Company with $360,000. The Company agreed to pledge a portion of its Utah properties to secure related financing to be obtained by Captain's to provide internet website development and marketing for LMC at Captain's expense. Captain's (KSMI) is engaged in developing vertical market applications, virtual inventory systems, and a public interactive dynamic display network (in airports, music stores, movie theatres, shopping centers, and other high public traffic locations) with its affiliate "Touchvision" for building and managing interactive systems.

At each of December 31, 1996, 1997, 1998 and 1999, North Lily had the following subsidiaries and affiliates:

Minera Northern Resources S.A. ("Northern"), a Chilean limited liability company, 100% (inactive).
Tenhard Resources, Inc., a Montana corporation, 100% (inactive). Compania Minera Phoenix S.A., ("Phoenix") (formerly Compania Minera San Martin S.A.), a Chilean limited liability company, 41% owned by Northern (active).
Minera San Lorenzo Limitada ("San Lorenzo"), a Chilean limited liability company, 50% owned by Northern (inactive).
Xeres Tintic LLC, a Utah limited liability company, owned 91.5% by North Lily.

The Company is not currently pursuing any natural resource projects, and is focused on developing the businesses related to its recently acquired LMC and the sale of the Company's Utah properties.

Throughout this report, unless otherwise specified, all dollar amounts refer to U.S. dollars.

From time to time, the Company has written off certain costs associated with various properties when it has become apparent that such costs would not be recoverable. Management believes that the financial statements included herein reflect capitalized costs (under Mineral Properties) that can be recovered and that no further write-downs are necessary at this time.

North Lily's common shares traded on the over-the-counter market for approximately 60 years and, from May 1985 until October 30, 1997, were included in the National Association of Securities Dealers Automated Quotation system ("NASDAQ") (NASDAQ Symbol: NLMC). From October 30, 1997 until February 24, 2000, the shares were quoted on the Electronic Bulletin Board. The shares have been quoted on the "pink sheets" in the over-the-counter market since February 24, 2000, when the shares ceased to be traded on the OTC Bulletin Board because the Company was delinquent in its filing requirements with the SEC.

Financial Information About Industry Segments

Until March 2000, the Company and its subsidiaries had been primarily engaged in the gold and copper business. (See Note 14 of Notes to Consolidated Financial Statements). The Company currently is focused on developing the business of its recently acquired Loan Mining subsidiary and the sale of the Company's Utah properties.

Sales and Marketing

Gold, silver and copper can be readily sold on numerous markets throughout the world and it is not difficult to ascertain the market price for such metals at any particular time.

The Company's heapleach tailing recovery operation in Silver City, Utah (Tintic Project) produced gold and silver ore which was processed at Handy & Harman refineries, and then sold to precious metal traders on a competitive basis.
The Silver City mine ceased mining operations in February, 1993. Residual gold leaching continued during 1993 and the reclamation process was implemented in 1994 and is scheduled to be substantially completed by December 31, 2000.

Until December 1998, the Company's 41% owned Tuina mine produced copper precipitate which was transported from Chile, South America and sold in the United States to a metal trader on a competitive basis. The number of companies willing to purchase copper precipitates is limited. The Company does not plan to resume production of copper precipitates and determined the most effective production process for the Tuina property was a solvent extraction/electrowinning process ("SX/EW"). An SX/EW production process would allow the Company to manufacture cathode copper at the mine site with significantly reduced operating and marketing costs. In order for the Company to produce copper utilizing the SX/EW process, an SX/EW plant was required to be constructed at the mine site. Because of low prices for copper, the Company and its partner abandoned plans to construct an SX/EW plant or otherwise resume production at the Tuina Project, which the Company has abandoned.

In the United States, the Company is subject to federal and state income taxes, state and local franchise taxes, personal property taxes and state severance taxes. State severance taxes vary between the states and within a single state. The amount of the tax, based on a percentage of the value of the mineral being extracted, may vary from mineral to mineral. Operations are subject to taxation by each locality in which mineral properties are owned or business is done. Because many state and local tax laws are not uniform, the Company runs a risk of double taxation on portions of its income by various jurisdictions. This may adversely effect earnings, if any.

Environmental And Other Regulations

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

It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that, as a consequence, the activities of the Company may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations, the extent of which cannot now be predicted.

Employees And Facilities

As of December 31, 1997, the Company had three employees in the U.S. consisting of two technical people at its Utah reclamation joint project, an office administrator in Denver and the following company officers: Stephen E. Flechner, President and Chief Executive Officer; W. Gene Webb, Executive Vice-President and Corporate Secretary; and Nick DeMare, Treasurer. Mr.
DeMare ceased being Treasurer on November 1, 1997. As of December 31, 1998 and 1999, the Company's employees consisted of Messrs. Flechner and Webb and one employee at the Utah reclamation project.

North Lily's office in Denver, Colorado is leased. The address of its office is 1800 Glenarm Place, Suite 210, Denver, Colorado 80202.


Item 2.	PROPERTIES

The Company has acquired and maintained its mining claims in a manner that is consistent with common industry practice and believes that title to all its material properties and mineral interests is satisfactory.

UNITED STATES

All of the Company's properties in the United States currently consist of patented mining claims and fee lands, and are owned by the Company or its land holding company (Xeres Tintic LLC), or leased from third parties.

Unpatented mining claims are located upon public land and governed by procedures established by the General Mining Law of 1872 and related laws of the various states. Requirements for the location of a valid mining claim on public land depend on the type of claim being located and the relevant state law, but generally include discovery of valuable minerals, erecting a monument and posting on it a location notice, marking the boundaries of the claim, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the claim and the right to mine, remove and sell the contained minerals. To maintain an otherwise valid claim, a claimant must also annually perform a specified amount of work, or pay rental fees directly to the BLM, and make certain additional filings with the county and the BLM. Failure to perform such work or make the required filings in a timely manner may render the mining claim void or voidable.

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

PROPERTIES AND EXPLORATION BUDGET

The following table lists the properties in which the Company had an interest as of December 31, 1997. Effective December 31, 1997, the Company abandoned Tuina and San Simon as the minerals markets retreated, and there were no Company exploration budget commitments under contracts.


                             Property Portfolio

Property Name    State         Location       Approximate        Interest Held
                                              Property Size      by the Company
                                              (Acres)            as of 12/31/97

San Simon        Beni          Bolivia    	    13,087            50%
Tintic           Utah          United States    1,000            2.5%NSR (1)(2)
Tintic           Utah          United States   10,000            100% (3)
Tuina            Region II     Chile           15,013            41%

<F1>
(1)	NSR - Net Smelter Return

<F2>
(2)	In January 1998, the Company sold approximately 1,000 acres that were under the Mining Lease dated 23 January 1987 to Grand Central Silver
Mines, Inc. for $100,000, an NSR of 2.5 % and received 62 patent mining claims,approximately 1,l97 acres, located in the Tintic
Mining District, Utah county. As a result of this transaction, the Mining Lease dated 23 January 1987 with Centurion Mines Corp. was terminated.

<F3>
(3)	This property was transferred to Xeres Tintic LLC, a Utah limited liability company 91.5% owned by North Lily, on December 30, 1998.
See below, "--Tintic Properties".

Due to the Company's financial situation in each of 1997, 1998 and 1999, the Company did not conduct, and in 2000 it does not plan to conduct, any exploration activities. The Company is currently focused on developing the businesses related to its recently acquired LoanMining.com, Inc. subsidiary and the sale of the Company's Utah properties.

During Spring 1998, the Company assessed the capitalized costs of its mineral properties in the United States and Chile. It was the opinion of management to re-evaluate its continued involvement in the Tuina Project. It was concluded that, Yuma, as the operator, was not able to arrange project financing to put the Tuina Project into production and Yuma notified the Company in May l998 that Yuma was not able to make any further lease payments to the land owner. Yuma therefore forfeited their interest, and Mahogany informed the Company that it was writing off its Tuina interest. In the opinion of management, it was appropriate to terminate the joint venture agreement and to abandon and write off the Company's entire interest in the Tuina Project effective
December 31, 1997.

MINERAL PROPERTIES

The Company had acquired rights to various mineral properties in Chile, Bolivia and the States of Montana and Utah. The following is a description of certain of the Company's mineral properties.

TUINA PROJECT

Ownership:
The Tuina properties were held by Phoenix, a Chilean company that was owned 41% by the Company and 59% by Mahogany at December 31, 1996. During 1995, the Company, Mahogany and Yuma Gold Mines Limited ("Yuma") entered into a number of agreements that could have resulted in Yuma's acquiring Mahogany's interest in the Tuina properties. Yuma also had the right to increase its ownership in the Tuina property by a further 15%. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. In spring 1998, Yuma informed Mahogany and the Company that Yuma would not make any further property and advanced royalty payments, and were withdrawing from the Tuina Project. Yuma forfeited their Tuina project interests, Mahogany chose to abandon its interests, and the Company did the same with a write off effective December 31, 1997.

Description of Property:
The property is located approximately 60 kilometers (37 miles) east of Calama, in Region II in the Country of Chile and consists of a total of 6,080 hectares (15,013 acres).

	Hectares - Net
           	394	San Jose Lease
	           5,686	Other properties
	           6,080

Mineralization:
The Company had calculated a mineable tonnage of 3.5 million metric tonnes of copper ore contained in the San Jose and San Martin pits at an estimated soluble copper grade of 1.1%. The estimated stripping ratio to mine this tonnage would be 2.3 to 1.

Description of Property Agreements:

(1)	San Jose Lease:
The San Jose Lease covered an area of 394 hectares and hosts all, or substantially all, of the current proven reserves. There were two known areas of copper mineralization on this property called the San Jose pit and the San Martin pit. All production was from properties held under this lease. During 1994, Phoenix renegotiated its lease on the property (the "Operating Lease"). The Operating Lease had a term of 30 years and required a payment of 5% of the copper produced with a minimum payment of 16 tonnes of copper per month. Under the terms of the Operating Lease, the obligation to make the minimum lease payments had been waived until August 1995 and in return a payment of $200,000 was made. This $200,000 payment represented an advance payment against which future lease payments could be offset. Since August 1995, the minimum lease payments had been partially met through application of this advance payment. The minimum lease payment is a cost which was funded by Yuma pursuant to the Tuina agreements. In addition, Phoenix agreed to make certain bank payments while the Operating Lease was in effect. The payments required of Phoenix are shown below:

              1997       $  291,000
              1998       $  278,000
              1999       $2,285,000

Included in the 1999 payments is a lump sum payment of approximately $2,196,000. This amount was payable only if Phoenix were producing from the leased claims. Because operations ceased, this payment was not required to be made.

(2)	Other Properties:
The Company had the exploration rights for an additional 5,686 hectares which are not subject to any underlying royalties or agreements. The Company was in the process of transforming these exploration rights to exploitation rights. There were two known areas of copper mineralization on this property called Inca and Milagro.

Prior And Planned Activities:
Throughout 1997, Yuma acted as operator, paid the project costs and pursued feasibility studies and project financing, which became unobtainable as copper prices fell. Effective December 31, 1997, the Company dropped its entire interest in Phoenix and all of the properties in the Tuina Project due primarily to reduced copper prices and Yuma's inability to proceed as project operator. This abandonment of the project precluded planned activities.

TINTIC PROPERTIES

Ownership:
The properties were held 100% by the Company until transfer to the Company's land holding company, Xeres Tintic LLC, described below.

Description of Property:
The property is located in the Tintic Mining District, Utah and Juab Counties in the State of Utah, approximately 70 miles south of Salt Lake City. The property comprised (1) surface and mineral rights on approximately 7,741 acres of patented lode mining claims and other land owned in fee simple; (2) 2,200 acres of patented land with agricultural and mineral rights; (3) city lots in Eureka, Utah, covering 21 acres; (4) 104 acres of unpatented mining claims; and (5) 20 acres without mineral rights. In addition, the Company owns 28 acres of patented lode mining claims and two unpatented lode mining claims in the Tintic Mining District, Juab County, Utah.

Mineralization:
There currently are no mineral reserves identified on the properties.

Description of Property Agreements:
The Company owns the Tintic properties outright and has no obligations for underlying payments other than annual fees to the State of Utah and as described below regarding Xeres Tintic LLC.

On January 28, l998, the Company sold approximately 1,000 acres of its holdings in the Tintic Mining district to Grand Central Silver Mines, Inc. (formerly named Centurion Mines Corporation) for $100,000 and a production royalty, and received 62 patent mining claims, approximately1,197 acres, located in the Tintic Mining District, Utah County. As a result of this sale, the Mining Lease dated January 23, l987 and extended on April 7, l997 with Centurion
Mines Corporation was terminated.

On November 22, 1996, the Company sold approximately 374 acres of its holdings in the Tintic Mining District to the Tintic Utah Metals L.L.C. for $65,000. These acres are still subject to the Centurion mining lease and the Company retains the lease rentals, less property taxes, and an NSR. As a result of the sale of 1,000 acres to Grand Central Silver Mines, Inc. and the termination of the Mining Lease, the 374 acres are no longer subject to this lease.

On December 31, l998 the Company transferred the Tintic properties to Xeres Tintic LLC. The Company, as manager of the Xeres LLC, sold an LLC interest to Redshore Properties. The Company received controlling interest in the LLC, a $12,500,000 note secured by the property and retained approximately 500 acres of town lots, fee land and mining claims. The Company is the manager of the LLC, now owns 91.5% of it, and is entitled to a total of 95 to 96.5% of LLC proceeds.

Prior Activities:

1997
The lessee made all lease payments and fulfilled work commitments on exploration and development in the Tintic Mining District.

l998
On January 28, l998 the Company sold approximately 1,000 acres of its holdings in the Tintic Mining district to Grand Central Silver Mines, Inc. (formerly named Centurion Mines Corporation) for $100,000 and a production royalty, and received 62 patent mining claims, approximately1,197 acres, located in the Tintic Mining District, Utah County.

On December 30, l998 the Company sold the Tintic properties to Xeres Tintic LLC. The Company received controlling interest in the LLC, a $12,500,000 note secured by the property and retained approximately 500 acres of town lots, fee land and mining claims. The Company is the manager of the LLC.

1999
The Company sold an interest in the Xeres Tintic LLC property holding company to Redshore, which provided certain funding, research, expertise, and handling of daily marketing and sales pursuant to the instructions of Xeres Tintic LLC, which is managed by the Company.

During the year, the Company sold some of its town lots in Eureka and Mammoth, Utah for $14,282.70, prior to any closing costs and commission, comprising approximately 11 acres, and fee land of 35 acres (net 28 acres) for $28,000, prior to any closing costs and commissions.

During the year, the Xeres Tintic LLC sold (a) Mammoth town lots for $8,417 comprising approximately 13 acres and (b) 1,667 acres of mining claims for $374,000 prior to closing costs and commission. The LLC also received a note receivable of $25,000 plus interest due September 30, 2000. The LLC made a distribution to the members, and the Company received $302,016 plus a management fee of $4,000.

Planned Activities:
l998
As a result of the termination of the Mining Lease, the Company had approximately 10,000 acres with future potential real estate value as commuter suburbs, new business communities or rural retreats occur in the rural corridor developing south from Salt Lake City towards this area. The Company contacted various real estate development companies concerning its acreage and development opportunity.

1999
As a result of the sale of the Tintic Property to Xeres Tintic, LLC at year-end l998, the Company was seeking an additional partner to purchase an interest in the LLC. The Company communicated with a group in Canada regarding funding the LLC either by a loan secured by the property or a participating interest in the LLC. The Company continued to contact development companies and large well-known real estate firms to market the properties.

                               12

2000
The Company increased its effective interest in the LLC to 96.5% in l999 as a result of Redshore's reducing its interest pursuant to the terms of the LLC. The Company signed a listing agreement with Coldwell Banker West of Utah to list the Tintic properties, and to market and sell the properties when acceptable prices are available. On behalf of Xeres, the Company had 890 acres of fee lands, which has been divided into 50 acre sub-parcels, and the 800 acres of adjacent fee land south of Elberta appraised and valued.
The 890 acres was appraised at $864,000 and the comparable 800 acres was informally valued at $776,000.

SILVER CITY TINTIC PROJECT JOINT VENTURE

Ownership:
The joint venture property was owned 50% by North Lily and 50% by Mahogany. In l999, the Company undertook responsibility for the Mahogany 50% interest in the joint venture for $100,000.

Description of Property:
The joint venture property is located in Juab County, approximately 70 miles south of Salt Lake City, Utah and consists of approximately 20 acres.

Mineralization:
The Silver City Joint Venture was a project designed to extract gold and silver from a previous mine tailings using a heap leach process. The project is now undergoing reclamation and closure work.

Description of Property Agreement:
Pursuant to an agreement dated July 21, 1987, the Company conveyed a 50% undivided beneficial interest, in the joint property, to Magellan Resources Inc. ("Magellan"), a wholly-owned subsidiary of Mahogany. To earn its 50% interest, Magellan funded the initial $300,000 development expenditures of the joint venture.

Prior And Planned Activities
Silver City produced gold and silver through heap leaching with cyanide. The gold and silver were recovered through zinc precipitation. A gold/silver ore was produced at the plant and then sold to a refinery. The Silver City Tintic Project processed only the mineral tailings dumps from the nearby area. It produced approximately 33,000 ounces of gold and gold equivalent since 1998. Closure and preliminary reclamation commenced in 1994.

1997
The Company sold non-essential equipment and leased and commenced use of carbon columns to recover precious metals and base metals in the pregnant solution for income and reclamation purposes.

1998
The Company continued preliminary reclamation and retained a consulting company to commence design of a bioreactor system to submit to the State in connection with reclamation and closure. The reclamation costs were budgeted for $180,220, of which $60,110 was the Company's share.

l999
The Company received and evaluated the report of the consulting company designing the bio-reactor systems to submit to the State as provided by the closure plan. The reclamation costs were budgeted for $150,000, and as a result of undertaking Mahogany's interest, the Company received cash and was responsible for $125,000 of these reclamation costs.

                              13

2000
The Silver City Joint Venture project became 100% owned in March l999 and as a result the Company is responsible for 100% of reclamation costs. The Company's reclamation bond with the State of Utah was increased to over $190,000, and the Company agreed to a Stipulation and Order providing for substantial completion of reclamation by year end 2000. See "Item 3. Legal Proceedings". Reclamation costs have been budgeted at $180,000 by the Company. The previously pursued bioreactor approach is being replaced by design of an infiltration gallery.

SAN SIMON PROPERTY

Ownership And Prior Activities:

On April 1, 1995, the Company and Akiko Gold Resources Ltd. ("Akiko"), entered into a letter of agreement (the "San Simon Agreement") with Robert S. Friberg and Marcelo Claure Z. (jointly "Friberg/Claure") whereby Friberg/Claure agreed to acquire mineral properties located in the San Simon region of Bolivia on behalf of Akiko and the Company (collectively the "Companies"). Friberg/Claure would retain an 8% carried interest, with the Companies funding all costs and obligations on a 50/50 basis. Friberg/Claure did geologic reconnaissance on and acquired four concessions (the "San Simon Property") from a third party. Friberg/Claure were to transfer the San Simon Property to a Bolivian subsidiary to be established by the Company. Through December 31, 1996, the Companies paid $171,825 to Friberg/Claure relating to costs incurred pursuant to the San Simon Agreement and property payments made on the San Simon Property.

Prior Activities.
Effective September 1997, the Company's 50% interest partner, Akiko, informed the Company that it would not be funding its 50% interest and recommended dropping the Property or finding a new partner to acquire its 50% interest.
The Company was not able to find another joint venture partner, the geochem results were not encouraging, and the Property owner would not reduce the monthly lease payments. As a result, the Company elected to drop the Property.

MONTANA PROPERTIES

Prior to 1997, the Company held various interests in a number of properties in the State of Montana. There were no obligations for underlying payments other than annual state fees to the State of Montana. The Company has not conducted any exploration work in 1997, 1998 or 1999 on these properties. During 1996, the Company sold its Grey Eagle property for proceeds of $215,292, of which $107,292 has been received. Costs relating to this and other properties were mostly written off in prior years. The Company wrote-off its residual balance of $40,000 for the Marysvile mill equipment at year-end 1999.

OTHER MINERAL ACTIVITIES

1997
Mali
The Company was offered the opportunity to participate in a 73 square mile exploration concession located in Mali, West Africa. This property, Sadiola West, lies just west of the newly opened Sadiola mine, which has reported reserves of approximately 5,000,000 ounces of gold. Anglo-American is the manager of the mine in a joint venture with IAM Gold and the Malian government. After review of geologic data from limited prior work on the Sadiola West concession, the Company entered into an agreement with the concession holders in May. In June, Mr. Webb, officer and director of the Company, and the Company's geologic consultant went to Mali to try to negotiate new terms on the concession with the Malian government and for a site visit to the property. Our consultant spent four days at the property taking geochemical samples and performing geologic mapping. The results of this work indicated that the Sadiola deposit was cut off by a fault and did not continue into Sadiola
West. The consultant, however, did identify a separate target area, which could merit further evaluation depending upon modification of the concession terms. In addition to the Sadiola West investigation, the Company reviewed data in the government geologic offices relating to other concession areas and made applications on three different trends of presumptively prospective Birrimian rocks. Each application covered approximately 70 square miles.

Subsequent to the offer of participation in the Sadiola West concession, and prior to the Mali travel, a third party entered into an agreement with the Company entitling this party to participate with the Company in any interest it might acquire in the Sadiola West concession, as well as in any other concession interests that the Company could acquire in Mali. This third party purchased 100,000 common shares of the Company, with a warrant to purchase another 100,000 at a price of $1.00 per share, for a payment to the Company of $50,000.

Mauritania
The Company's consultant reviewed geological information at the French geologic and mining research offices in Paris and from this review delineated several areas in Mauritania, West Africa, which he considered prospective for gold discovery. An application was made for an exploration permit covering approximately 500 square miles north of an area actively being explored by General Gold Resource and LaSource, a privatized company, spun off from BRGM, the French state geologic and mining research organization.

Kazakstan
At the request of and on behalf of Capco Resources Ltd. (Capco), the Company reviewed a gold project in Kazakstan, central Asia, comprising three underground gold mines and related exploration properties. This review was made to consider the acquisition of a majority interest in Kazakstan Goldfields Corporation ("KGC"), a Canadian company traded on the Toronto Stock Exchange; KGC manages the project under agreement with the Kazakstan government and holds an option to acquire up to a 100 percent equity interest. As reported by KGC, the mines have 1.58 million ounces gold in proven and probable reserves and 1.9 million ounces in possible reserves.

As a result of its examination of ore reserve and production cost data, the Company recommended to Capco in July that it complete an agreement with KGC, which would permit a full due diligence study. In August, the Kazakstan government informed KGC that it planned to terminate its contract for failure to complete certain funding obligations. Pending settlement of contractual problems with KGC and the Kazakstan government, KGC gave permission to Capco and the Company to contact the Kazakstan government directly in an attempt to negotiate a new management and purchase contract.

In connection with its review of the Kazakstan project, the Company accepted a subscription agreement from Capco for an interim investment of $200,000. Capco agreed to purchase 400,000 units, each unit consisting of two of the Company shares and one warrant, for $.50 per unit. Capco made a $50,000 payment under the terms of this subscription agreement. The Company and Capco also entered into a letter of intent contemplating an investment by Capco of $5 million in the common shares of the Company and convertible debentures at prices increasing from $.40 to $1.00 per share over an eight-month period. The funds were to be used to continue investigating gold opportunities and renegotiating the KGC purchase contract with the Kazakstan government.

In October 1997, the Company met with officials of the Kazakstan Mines Ministry for preliminary discussions regarding the KGC contract. The Company, as a possible participant with KGC, was invited to submit its technical and business plan for the rehabilitation of the three mines.

Las Manzanillas Gold Property - Mexico
The Company executed a Memorandum of Understanding with the owners of a property located on the western slope of the Sierra Madre Occidental near the town of Manzanillas. The property had been leased by ASARCO, but released by this company as a large rental-purchase payment became due, which the owners would not reduce. There has been limited production from one of several mineralized veins. The entire property is believed to have an exploration potential of 1,000,000 or more ounces gold. The Company completed partial due diligence.

Burkina Faso
The Company reviewed the Guiro project, held by a junior mining company, where 120,000 ounces gold has been identified in a vein structure, with potential for increased reserves at depth and along strike. The junior company owns a nearby camp with accommodation, power, water and gravity treatment plant. In addition, the junior company holds a 3,000 square mile exploration concession. This concession is underlain by Birrimian greenstone rocks that are the hosts for the majority of primary gold deposits in the productive west African areas. The junior company has a joint venture with a major mining company for this concession with the right to explore for its own account in areas not being explored by the major company. While the Company likes the Guiro reserve base, with its potential, the upside in the project is the ongoing major company exploration, which could result in very significant discoveries in the large concession area. To consummate this acquisition, the Company would have had to raise approximately $2 million by Spring 1998 to develop the Guior deposit.

Mukodek Gold Projects - Russia
The Company began negotiations with a group located in London, resulting in a Memorandum of Understanding, regarding certain gold mining and exploration projects in the Irkutsk region of south-central Siberia. Present reserves in both alluvial and bed-rock deposits are estimated at 500,000 to 600,000 ounces; the exploration potential is estimated at over 2,000,000 ounces. The Company could earn a 40 percent interest in these projects by payment of $4 million and issuance of shares (amount to be further negotiated). The Company's due diligence would require a trip to London and then to Russia to review geological data and finalize agreements. This trip was postponed in order for the Company to receive further requested data.

Other
Additional projects were reviewed in the states of Oaxaca, Sinalao and Sonoro, Mexico, ranging from grass-roots exploration to small-scale mining. Working with an independent geologist, some 16 prospects were defined as warranting further investigation, but the Company did not acquire any mineral project interests.

1998
Mali
The Company submitted a proposal on the Sadiola West concession and completed applications for three other concessions. The Company met with some of the government officials in Denver at an African Mining Investment Conference and discussed the submittals and applications sent earlier in the year. It was advised that the Company should meet with government officials in Mali to finalize the proposal on Sadiola West and to further applications for the other concessions. Due to minerals markets and the Company's financial condition, this has not been pursued.

Mauritania
The Company had not received a response to its application made on approximately 500 square miles from the government and was still awaiting correspondence.

Kazakstan
Due to the down-turn in the oil and gas industry, Capco informed the Company that Capco has terminated the Letter of Intent for an investment of $5 million. Capco further advised the Company that Capco could not purchase the remaining units in the amount of $150,000 pursuant to the subscription agreement described above. The Company notified KGC that the Company would not acquire a majority interest in KGC and would not continue further negotiations with the Kazakstan government due to the Capco funding being terminated.

Las Manzanillas Gold Property - Mexico
Upon reviewing further data and meetings with the property owners, the Company determined that the vein structures were too narrow and the property would require extensive exploration. The Company notified the owners that the Company was not interested in the property and would not continue further negotiations.

Burkina Faso
The Company was informed that the Guiro project and the exploration concession by the junior mining company holding these concessions had entered into a joint venture with a major mining company for all of their holdings. The Company was invited to submit a proposal but was not able to commit to the $2 million that was required to develop the Guiro project and therefore withdrew from negotiations.

Mukodek Gold Projects - Russia
The London group was not able to negotiate favorable terms with the local government ownership and notified the Company they would not continue further negotiations.

Other
The Company completed investigations of prospects in the states of Oaxaca, Sinalao and Sonoro, Mexico, and determined that these did not meet the Company's requirements for acquisition.

1999
Durango Gold Project - Mexico
The Company carried out a field examination of a gold prospect in western Durango State, Mexico. Sampling of exploratory adits confirmed the presence of high gold values, and the Company's geologic consultant strongly recommended the acquisition of a joint venture interest in the project, reporting that he assessed the exploration potential at over 500,000 ounces of gold. The Company was in negotiations with the concession holders up to the end of 1999. In early 2000, the concession holders informed the Company that the project was no longer available to the Company, because the Company had not been able to provide assurance for the necessary funding.

Other Mineral Projects
Due to the downturn in the gold and metal prices and the mining business as a whole, the Company was unable to obtain the necessary financing to complete the application procedures for the West African exploration permits (Mali and Mauritania).

Item 3.	LEGAL PROCEEDINGS

In March 2000, the Utah division of Oil, Gas and Mining (DOGM) and Department of Water Quality (DWQ) each sent Notices to the Company addressing similar issues. The Notices alleged failure to timely comply with Utah environmental laws and regulations, violations of notices and orders thereunder, and violation of the Company's Groundwater Discharge Permit, all in relation to the Company's reclamation/closure obligations for its small former heapleach tailing recovery project in Silver City, Utah (the Tintic Project). The Company timely responded, contested the allegations, submitted requested submissions, undertook certain reclamation actions, and requested a hearing. By Stipulation and consent Order dated July 26, 2000, DOGM dismissed their charges against the Company, and the Company agreed to perform ongoing reclamation/closure activities. DWQ concurred with the reclamation/closure schedule and terms in the Stipulation, but has not finally resolved its Notice (including its right to seek substantial daily civil penalty for violations). The Company's reclamation bond for the Tintic Project was recently increased by agreement with DOGM and concurrence by DWQ to over $190,000. The Company is confident that the bond (if forfeited as a result of non-performance under the Stipulation) would cover the remaining reclamation and closure costs (including civil penalty if any) of the Tintic Project.

In late 1998, a complaint was filed against the Company in the Fourth District Court, Juab County, State of Utah, alleging breach of a special warranty deed, breach of a terminated mining lease, and most recently attacking validity of the Company's royalty and land development interests retained in properties acquired by plaintiffs. The Company eliminated the primary basis for the alleged breach of warranty during 1999, and believes the plaintiffs are not entitled to assert claims under the deed and mining lease to which they are not parties. The Company and its counsel believe the claims are without merit, will continue to defend vigorously, and do not believe there is any likelihood of a material loss.

In August 1994, George Holcomb filed a complaint against the Company in the Superior Court for the County of Maricopa, Arizona. Mr. Holcomb sought vacation pay, which was not paid to him when his employment with the Company terminated, together with interest thereon, treble damages, costs, and attorney fees. During November 1994, the Company paid $20,834 to Mr. Holcomb, representing the Company's calculation of vacation pay owed. Mr. Holcomb, however, had calculated the vacation pay owing as significantly higher. Final settlement with Mr. Holcomb was reached in June 1996, in which the Company agreed to pay an initial payment of $15,000 and has agreed to pay a final payment of $80,000. The Company and Mahogany are paying the cost of this settlement on a 50:50 basis. During 1996, the initial payment of $15,000 was made and the Company accrued $40,000 for its share of the final payment. In 1999, the Company received a cash payment from Mahogany, assumed full responsibility for the Holcomb settlement and the Tintic Project reclamation, paid Mr. Holcomb in full, and received Mr. Holcomb's release of his rights against the Company.

On June 23, 1993, Jack M. Scanlon and Carolyn M. Scanlon, Dr. Richard Urwiller and Roberta Urwiller, Dr. William Inkret, Jr., M.D., individually and Dr. William Inkret, Jr., M.D., P.C., a corporation and profit sharing trust, Dr. Richard Granberg and Mary Granberg, on behalf of themselves and all other persons similarly situated, filed an action in the United States District
Court for the District of Montana, Butte Division, against Magellan Resources Inc., a corporation, Mahogany International Inc. (sic), a corporation, former subsidiaries of North Lily Mining Company, a corporation, their former parent corporation; Ruen Drilling, a corporation, Longyear Company, a corporation, and other unknown John Doe persons and corporations. The plaintiffs alleged, that, as a result of exploration activity in the Southern Cross area of Montana, local ground water supplies had been contaminated and reduced. No specific stated claim for damages was made. Despite studies prepared privately and by the Department of State Lands (Montana) in 1992, which found no evidence of earlier claims, the Plaintiffs continue to seek alternative legal approaches against the defendants. Initial discovery proceedings have been completed.
The Company believed the claims were without merit, joined with other third parties who filed a Summary Judgment for dismissal of this lawsuit and has received favorable disposition thereof, awaiting execution by the federal court. Meanwhile, the lawsuit was settled for nominal consideration in December l997. Mahogany paid North Lily's share of the settlement in full.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON
       	EQUITY AND RELATED STOCKHOLDER MATTERS

North Lily's common stock has traded on the over-the-counter market for approximately 60 years and was included in the NASDAQ system from May 1985 (symbol: NLMC) until October 30, l997, when it was delisted and began trading on the OTC Electronic Bulletin Board. In February 2000, the common stock ceased being traded on the OTC Bulletin Board because the Company's periodic reports were not filed with the SEC. Since February 2000, the common stock has been quoted on the "pink sheets". The range of high and low bid prices for each fiscal quarter during the two most recently completed fiscal years and the current fiscal year as reported on the pink sheets (and previously on the OTC Bulletin Board and NASDAQ) is as follows:

2000                  High      Low
First quarter        $1.30     $0.07
Second quarter       $1.00     $0.20

1999                  High      Low
First quarter        $0.20     $0.14
Second quarter       $0.30     $0.15
Third quarter        $0.31     $0.12
Fourth quarter       $0.24     $0.06

1998                  High      Low
First quarter        $0.38     $0.09
Second quarter       $0.29     $0.16
Third quarter        $0.20     $0.11
Fourth quarter       $0.36     $0.12

1997                  High      Low
First quarter        $1.87     $0.62
Second quarter       $3.12     $0.62
Third quarter        $2.81     $0.93
Fourth quarter       $1.56     $0.38

1996                  High      Low
First quarter        $2.50     $1.25
Second quarter       $2.96     $1.25
Third quarter        $2.50     $1.25
Fourth quarter       $1.87     $0.62

On September 21, 2000, the high bid price of the common stock was $0.53 per share.

The above bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of June 30, 2000, there were 9,876 shareholders of record of North Lily's common stock.

North Lily has not paid or declared any cash dividends and does not anticipate paying dividends for the foreseeable future. It is expected that any net income will be retained by North Lily for the development of its business.

Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate Profile and History

North Lily was incorporated in Utah and was a subsidiary of Anaconda Company from l925 until l949. During this period, the Company produced gold, silver, lead, zinc and copper from the North Lily Mine in the Tintic Mining District, Utah. In 1991, the Company and Mahogany acquired the Tuina copper property in Chile, South America. From 1991 until 1997, the Company and Mahogany jointly developed the Tuina copper project. The Company has also operated a small heap leach tailing recovery operation in Silver City, Utah (Tintic Project), which has produced approximately 33,000 ounces of gold and gold equivalent since 1988. Silver City is currently in the process of site reclamation and closure work.

Restructuring of Tuina Ownership

Effective April 12, 1995, the Company and Mahogany agreed to a restructuring of the ownership interest of the Tuina copper project in Chile. In settlement of the Company's outstanding debt to Mahogany of $797,481, as at March 28, 1995, the Company reduced its ownership interest in Compania Minera Phoenix S.A.
("Phoenix") from 50% to 41%.   Subsequently, Mahogany agreed to sell its 59%
interest in Phoenix to Yuma Gold Mines Limited ("Yuma"). The sale to Yuma was extended on several occasions and the terms subsequently revised (the "Mahogany-Yuma Agreement"). Since April 13, 1995, Yuma assumed all project indebtedness, provided funding for the preparation of the feasibility study, the costs of securing the water rights for the Tuina Project and the other ongoing costs.
In May 1996, the Company and Yuma agreed to further revise and reduce the Company's interest. Yuma provided funding thereafter for Tuina operations, feasibility and water rights. However, due primarily to reduced copper prices and inability to receive project financing, Yuma ceased to perform, and the Company abandoned Tuina and wrote off its investment effective
December 31, 1997.

Results of Operations

1999 - 1998

The Company incurred a loss of $180,176 ($0.04 per share) for the year ended December 31, 1999, compared to losses of $258,832 ($0.05 per share) for 1998. The Company had net revenues of $197,243 from land sales in Utah for the year ended December 31, 1999. Due to the continuation of reclamation work at the Silver City Joint Venture and the decision to drop the Tuina copper property in Chile and suspended the Tintic Project Utah operations in 1993 there were no revenues in 1998.

General and administrative costs for 1999 were $330,105 compared to $238,238 in 1998. During 1999, the Company increased its general and administrative costs, due to cumulating and financial cost for debt financing, settlement with officers for compensation and exchange of stock for compensation. As a result, general and administrative costs in 1999 were $91,867 higher than 1998 levels.

During 1999, the Company recorded a gain of $197,243 from the disposition of certain of its Tintic Utah properties and a distribution from its interest in the LLC. The Company paid its short-term debt of $267,538. During 1998, the Company recorded net proceeds of $82,134 from the sale of certain of its mineral properties.

During 1999, Company management reviewed the carrying values of its remaining mineral properties and determined that no write-downs were required.

1998-1997

The Company incurred a loss of $258,832 ($0.05 per share) for the year ended December 31, 1998, compared to losses of $2,578,777 ($0.80 per share) for 1997. Due to the continuation of reclamation work at the Silver City Tintic Project and the decision to suspend operations at the Tuina copper property in Chile during 1993, there were no revenue or cost of sales for 1998 or 1997.

General and administrative costs for 1998 were $238,238 compared to $510,151 in 1997. During 1998, the Company reduced general and administrative costs, due to reduced corporate activities and the elimination of the Company's share of general and administrative costs relating to the Tuina Project written-off in 1997. As a result, general and administrative costs in 1998 were $271,913 lower than 1997 levels.

During 1998, the Company did not make any expenditures on general exploration and property holding costs compared with $51,409 in 1997. The decrease in exploration and property holding costs in 1998 is attributable to the Company's financial condition.

During 1998, the Company recorded net proceeds of $82,134 from the sale of certain of its minerals properties.

During 1998, Company management reviewed the carrying values of its remaining mineral properties and determined that no write-downs were required. In 1997, the Company wrote off $1,980,880 for its Tuina mine project in Chile and its San Simon exploration project in Bolivia.

1997-1996

The Company incurred a loss of $2,578,777 ($0.80 per share) for the year ended December 31, 1997, compared to losses of $662,557 ($0.23 per share) for 1996 due to the continuation of reclamation work at the Silver City Tintic Project and the decision to suspend operations at the Tuina copper property in Chile during 1993, there were no revenue or cost of sales for 1997 or 1996.

General and administrative costs for 1997 were $510,151 compared to $675,449 in 1996. During 1997, the Company continued to reduce general and administrative costs, due to reduced corporate activities and the elimination of the Company's share of general and administrative costs relating to the Tuina Project. As a result, general and administrative costs in 1997 were $165,298 lower than 1996 levels.

During 1997, the Company spent $51,409 on general exploration and property holding costs compared with $3,257 in 1996. The decrease in exploration and property holding costs in 1997 is attributable to Yuma's funding of Tuina Project costs throughout 1997 and the Company's financial condition.

During 1996, the Company recorded a gain of $206,897 from the disposition of its Gray Eagle property, located in Montana.

Effective December 1997, the Company wrote off $1,980,880 for its Tuina mine project in Chile and its San Simon exploration project in Bolivia.

During 1997 the Company realized net proceeds of $95,933 from the issuance of its common stock, which were utilized to meet the Company's liquidity requirements.

In contemplation of a proposed acquisition of Tamarine Ventures Ltd. ("Tamarine"), the Company advanced a total of $176,751 to Tamarine. On November 22, 1996, the Company abandoned its plan to acquire Tamarine. To date the Company has been unsuccessful in having the advances repaid and accordingly, wrote off the advances in 1996.

Liquidity and Capital Resources

For the past three years the Company has experienced substantial losses and has continually sold non-essential Company assets to fund ongoing operations and property commitments and development. Management, in its efforts to ensure maximum fund availability, has reduced Company operating costs substantially and has deferred payment of fees for their services. The Company believes it held properties with development potential. In order for the Company to develop its properties or property interests, the Company required funds to pay Company overheads, pay property commitment costs and fund property development work. Resource property development is both costly and time consuming. Development of a property to a position of generating cash flow from underlying mineral sales is normally measured in years, and there is no guarantee of the property's ultimate financial success. The Company's current focus on the businesses related to its recent acquisition of Loanmining.com, Inc. also require financing for website development and advertising. There is no assurance that the Company will timely receive adequate financing to compete in the highly competitive mortgage and related internet areas.

The Company requires funds for its future operations. Funding is traditionally provided to corporations by way of funds from ongoing company operations, funds from the issuance of company debt instruments, funds from company equity issues and funds from the sale of Company assets.

Dropping the Tuina mine, and continuing reclamation work at the Silver City Tintic Project, the Company does not have operations from which funds from ongoing Company operations can be accumulated. With the Company's present asset base, the Company is not able to generate funds from operations within the next two years at a minimum, except to the extent that a new project and financing may be acquired with Company stock or the sale of its Tintic land holdings, or profitability from its recently acquired Loanmining.com, Inc. operations.

During 1999, the Company borrowed $160,000 and issued 100,000 common shares for loan fees. The Company and Mahogany agreed to terminate the Silver City Tintic Project. The Company received $100,000 from Mahogany for termination of the joint venture and assumed Mahogany's obligation for the Silver City reclamation and Mahogany's share of the reclamation bond. The Company received net proceeds of $197,243 from Tintic property sales and LLC distributions. These funds were used to reduce Company liabilities, Silver City reclamation, payment of short debt and interest, and working capital. The Company issued common shares to two officers in settlement of accrued salaries as follows:
402,179 shares of common stock for accrued salaries of $76,015 and 708,970 shares of common stock for accrued salaries of $60,000. The two officers agreed to reduce their salaries by $329,000 as part of the settlement.
The accrued salaries were for the period of October 1997 through December 31, 1999. During 1998, the Company sold mineral properties for $113,395.

During l997, the Company sold 300,000 common shares for net proceeds of $95,933. The funds received were used to evaluate mineral projects, reclamation and working capital. During 1996, the Company sold 150,000 common shares of Baja Gold for net cash proceeds of $241,408. The funds received were then used to retire the promissory note and outstanding accrued interest owing to Baja, totalling $211,623. In addition, in 1996 the Company exchanged 50,000 common shares of Baja in settlement of the promissory note and outstanding accrued interest, totalling $97,167, owing to the third party. The Company issued 1,610,000 shares of common stock to two officers of the Company in settlement of accrued salaries of $805,000 for the years l994, l995, l996 and nine months in l997.

The Company has reviewed its asset base and has identified those assets that are considered to be non-essential for the Company's future growth. In order for the Company to meet its current operating obligations and property commitments, the Company is required to sell all non-essential Company assets. Effective January 1, l999, the Company transferred substantially all of the Tintic properties in Utah to Xeres Tintic LLC. The Company has begun to market and sell these properties to meet current obligations, property commitments, and to acquire a development stage resource project or an operating business with annual revenues (such as are expected from Loanmining.com, Inc.).

At December 31, 1999, the Company had a working capital deficiency of $357,110, a decrease of $18,589 from its working capital deficiency of $375,699 at December 31, 1998.

The Company reports a use of funds of $330,662 from operating activities for the year ended December 31, 1999. This compares to a use of funds of $159,612 for 1998.

During the year ended December 31, 1999, the Company received $321,545 in distributions from the LLC. The Company used $267,538 to pay short debt. During 1998, the Company generated cash of $113,395 from the sale of mineral properties.

For the year ended December 31, 1999, the Company was provided funds of $12,000 from financing activities compared to $ 12,953 provided in 1998.

At December 31, 1998, the Company had a working capital deficiency of $375,699, an increase of $79,690 from its working capital deficiency of $296,009 at December 31,1997.

The Company reports a use of funds of $159,612 from operating activities for the year ended December 31, 1998. This compares to a use of funds of $104,748 for 1997.

During the year ended December 31, 1998, the Company received $113,395 from the sale of mineral properties. The Company used the funds for working capital. During 1997, the Company had a deficit of $1,452 from its investing activities.

For the year ended December 31, 1998, the Company was provided funds of
$ 12,953 from financing activities compared to $ 95,933 provided in 1997.  In
1998, the Company received $13,106 from short-term borrowing.   In 1997, the
Company received $95,933 from the sale of common stock pursuant to a private placement of 300,000 shares.

At December 31, 1997, the Company had a working capital deficiency of $296,009, an increase of $21,247 from its working capital deficiency of $274,762 at December 31, 1996.

The Company reports a use of funds of $104,748 from operating activities for the year ended December 31, 1997. This compares to a use of funds of $557,098 for l996.

During year ended December 31, 1997, the Company had a deficit of $1,452 from its investing activities. During 1996, the Company generated cash of $319,992 from its investing activities. The Company received $241,408 from the net sale of its marketable securities, $280,292 from the disposition of certain mineral properties and $5,000 from the sale of equipment. The Company used $64,957 in the exploration of its mineral properties and advanced $141,751 to Tamarine.

For the year ended December 31, 1997, the Company was provided funds of $95,933 from financing activities compared to $186,617 in 1996. In 1997, the Company received $95,933 from the sale of common stock pursuant to a private placement of 300,000 shares. In 1996, the Company received $393,238 from the sale of 366,077 shares of common stock pursuant to a private placement and for services rendered and repaid the $211,621 in promissory notes.

Future Operations

In order to meet its obligation for operations, the Company is required to sell its non-essential assets, use its Tintic properties in Utah as collateral for borrowing, and sell shares of its common stock. If the Company does not have the financial ability to develop a project on its own, future development may be done in conjunction with other parties (such as envisioned by the letter of intent of July 2000 for acquisition by Captain's Management).

Company management currently is reviewing all resource and non-resource operations with the view to identifying those that provide the most potential for future growth. After reviewing the Company's current ownership of its Tintic properties in Utah , the Company transferred substantially all of the properties to Xeres Tintic, LLC (the "LLC"), in which the Company owns 91.5% and will receive 95 to 96.5% of the LLC's net proceeds, to began to market and sell the properties. The Tintic properties are located on the west side of Utah Lake and this area has significant potential for development as the east side of Utah Lake is more fully developed.

In addition, Company management is aggressively seeking joint ventures and/or acquisitions and mergers and related financing to acquire natural resource
(near) development properties or non-resource operating business with revenues in excess of one million dollars that fit the Company's criteria. These criteria are technical/economic likelihood of success, sufficiently advanced exploration or development status, and proximity of cash flow, if possible. This approach led to the recent acquisition of Loanmining.com, Inc. and letter of intent with Captain's Management.

PROPOSED SHARE EXCHANGE WITH TAMARINE VENTURES LTD.

On November 17, 1995, the Company executed an Agreement and Plan of Share Exchange (the "Exchange Agreement") with Tamarine Ventures Ltd., a company incorporated under the laws of British Columbia, Canada ("Tamarine"). The Exchange Agreement provided for the issuance, at closing, of one post-reverse stock split share of Common Stock of the Company in exchange for each four common shares of Tamarine, thereby making Tamarine a wholly-owned subsidiary of the Company (the "Share Exchange"). At the closing of the Share Exchange, the Company would issue 2,000,000 post-reverse split shares of its Common Stock to the shareholders of Tamarine. Closing of the Share Exchange was subject to a number of conditions precedent, including regulatory acceptance, approval by the shareholders of the Company and satisfactory results of due diligence investigations conducted by the Company. On November 22, 1996, the Company terminated the Exchange Agreement and abandoned its plan to acquire Tamarine.

In contemplation of the acquisition of Tamarine, the Company advanced $176,751 to Tamarine. To date the Company has been unsuccessful in having the advances repaid. Tamarine is a defunct company and accordingly, the Company has fully provided for the advances to Tamarine. The Company recognizes that the advance of $176,751 will not be recovered.

Impact of SFAS No. 133

In June 1998 SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued for fiscal years beginning after June 15, 1999. Adoption of SFAS No. 133 is not expected to have an impact on the Company's financial statements.


Impact of SFAS No. 134

In October 1998 SFAS No. 134, "Accounting for Mortgage Broker Securities," was issued for fiscal years beginning after December 15, 1998. Adoption of SFAS No. 134 does not have an impact on the Company's financial statements.

Impact of Inflation

North Lily will be affected by inflation because market value of its potential products (gold and silver) tends to fluctuate with inflation. Other major costs should not increase at a rate in excess of inflation.

Item 7.	FINANCIAL STATEMENTS

The unaudited consolidated financial statements are filed under this Item beginning on page F-1 and the financial statements schedules required under Regulation S-X are filed pursuant to Item 143 of this report.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH
       	ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:

Name                   Age     Position with the Company     Business Experience
Stephen E. Flechner    57      President and Chief           May 1994 to present - President of the
                               Executive Officer and         Company; 1979 to 1993 - Vice President,
                               Director                      General Counsel & Secretary, Gold
                                                             Fields Mining Corp., Denver, Colorado;
                                                             April 1993 to 1997 - President or
                                                             Chairman of Prospex Mining Inc.
                                                             (formerly Akiko Gold Resources Ltd.),
                                                             Vancouver, British Columbia; 1995 -
                                                             Investor, Co-founder and Director of First
                                                             American State Bank in Denver, Colorado.


W. Gene Webb           61      Executive Vice President,     May 1994 to present - officer and
                               Corporate Secretary and       director of the Company; Septemeber 1989
                               Director                      to March 1994 - President and director of
                                                             Canadian Industrial Minerals Corp.,
                                                             Denver, Colorado; May 1989 to present -
                                                             officer and director of Tellis Gold Mining
                                                             Company, Vancouver, British Columbia;
                                                             March 1990 to June 1994 - President and
                                                             director of Jerez Investment Corp.,
                                                             Denver, Colorado; September 1978 to
                                                             present - President and director of Ferret
                                                             Exploration Company, Inc., Denver,
                                                             Colorado.

Nick DeMare            46      Former Treasurer              From May 1994 until November 1997,
                                                             Treasurer of the Company.  Chartered
                                                             Accountant.  May 1991 to November 30,
                                                             1997 - President, Chase Management
                                                             Ltd., Vancouver, British Columbia;
                                                             February 1986 to April 1991 - Vice
                                                             President and Chief Financial Officer,
                                                             Ingot Management Ltd., Vancouver,
                                                             British Columbia.  Mr. DeMare is a
                                                             director and/or officer of several publicly-
                                                             traded Canadian companies.

Theodore E. Loud       64      Director                      1982 to 1996 - President of TEL
                                                             Advisors Inc.  of Charlottesville, Virginia,
                                                             a registered investment adviser and
                                                             corporate financial consulting company.
                                                             1997 to present - private investor and
                                                             corporate financial consultant.


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

Compliance with Section 16(a) of the Exchange Act

During the fiscal years ended December 31, 1997, 1998 and 1999, there were no known failures to file on a timely basis Forms 3, 4, and/or 5 with the Securities and Exchange Commission as required by Section 16(a) of the Securities Exchange Act of 1934 except as described below. Regina Mitchell was late in filing an Initial Statement of Beneficial Ownership on Form 3 concerning her acquisition of more than 10% of the common stock in April 2000 and Forms 4 concerning subsequent transfers in 2000. Arnold Gutthenburg was late in filing a Form 3 concerning his acquisition of more than 10% of the common stock in April 2000. Theodore E. Loud was late in filing one Form 4 for one transaction occurring in June 2000. Each of Stephen E. Flechner and
W. Gene Webb was late in filing one Form 4 for one transaction in October 1997 and one Form 4 for one transaction in June 2000.

Item 10.	EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during each of the Company's fiscal years ended December 31, 1994, 1995, 1996, 1997, 1998 and 1999 by the Chief Executive Officer of the Company and by each other executive officer of the Company whose total salary and bonus exceeded $100,000 in any of those fiscal years.




	Summary Compensation Table

                          Annual Compensation
                                                            Other Annual
Name and Principal       Year      Salary           Bonus   Compensation ($)
Position
Stephen E. Flechner,     1999     $120,000(2)(3)       0         0
President and Chief      1998     $60,000(2)(3)        0         0
Executive Officer        1997     $90,000(1)(2)        0         0
                         1996     $120,000(1)          0         0
                         1995     $110,000(1)          0         0
                         1994     $82,500(1)        85,000       0


W. Gene Webb,            1999     $120,000(2)(3)       0         0
Executive Vice           1998     $120,000(2)(3)       0         0
President and Corporate  1997     $120,000(1)(2)       0         0
Secretary                1996     $120,000(1)          0         0
                         1995     $110,000(1)          0         0
                         1994     $82,500(1)           0         0

William E. Grafham,      1996         0                0         0
former Chairman of the   1995         0                0         0
Board, President and     1994         0                0         0
Chief Executive
Officer(4)(5)

                            Long Term Compensation

                                       Awards          Payouts
                                Restricted
                                Stock       Options/   LTIP         All Other
                       Year     Award(s)    SARs (#)   Payouts ($)  Compensation
                                  ($)
Name and Principal
Position

Stephen E. Flechner,   1999        0           0          0             0
President and Chief    1998        0           0          0             0
Executive Officer      1997        0           0          0             0
                       1996        0           0          0             0
                       1995        0           0          0             0
                       l994        0         85,000       0             0


W. Gene Webb,          1999        0           0          0             0
Executive Vice         1998        0           0          0             0
President and          1997        0           0          0             0
Corporate              1996        0           0          0             0
Secretary              1995        0           0          0             0
                       1994        0         85,000       0             0


William E. Grafham,    1996        0           0          0             0
former Chairman of     1995        0           0          0             0
the Board, President   1994        0         12,000       0             0
and Chief Executive
Officer(4)(5)

_________________

<F1>
(1)	An amount of $30,000 was unpaid as at December 31, 1997. Messrs. Flechner and Webb agreed to accept 805,000 shares of Common Stock of the Company in settlement of their unpaid salaries in the amount of $805,000 for the period
May l994 through September l997 pursuant to the terms of an Amendment to Employment Agreement . See also "Employment Agreements" below.

<F2>
(2)	As of March 31 l999, Messrs. Flechner and Webb had accrued salaries of
$105,000 and $180,000 respectively for the period October 1, l997 through March 31, l999. Messrs. Flechner and Webb agreed to forgive $77,000 and $132,000 of salaries and accept shares of Common Stock of the Company of 144,090 and 258,089 in settlement of these remaining unpaid salary balances, respectively. See also "Certain Transactions" below.

<F3>
(3)	On April 12, l999 Messrs. Flechner and Webb agreed to forego their salaries for the period April 1, l999 through September 30, l999.  Messrs. Flechner and Webb  each agreed to accept 354,485 shares of Common Stock of the Company
in settlement of their unpaid salaries	in the amount of $30,000 for the
period October 1, l999 through December 31, l999.  See also Item 12.  "Certain
Relationship And Related Transactions" below.

<F4>
(4)	Mr. Grafham resigned as an officer of the Company as of May 17, 1994.  On that date, Mr. Flechner became the Chief Executive Officer of the Company.

<F5>
(5)	Mr. Grafham became the Chief Executive Officer of the Company as of October
25, 1993.

Employment agreements with the Company's executive officers are described below in "Employment Agreements."

The Company does not pay non-officer directors for their services as such nor does it pay any director's fees for attendance at meetings. Directors are reim-bursed for any expenses incurred by them in their performance as directors.

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

There were no individual grants of stock options or freestanding stock appreciation rights made during the fiscal years ended December 31, 1996, 1997, 1998 and 1999. The only such options were issued in 1994.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option Values
Option Values December 31, 1997 - 1999

                                             Number of
                                             Securities      Value of
                                             Underlying     Unexercised in-
                                             Unexercised    the-money
                                             Options/SARs   Options/SARs at
                                             at Fiscal      Fiscal Year End
                                             Year End (#)       ($)

                  Shares         Value       Exercisable/      Exercisable/
Name             Acquired        Realized    unexercisable     unexercisable
                 or Exercise        ($)
                   (#)
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

Employment Agreements

Effective May 16, 1994, Messrs. Flechner and Webb entered into employment agreements with the Company. The agreements provide for compensation consisting of annual salary of $120,000 benefits including health and disability insurance, key-man life insurance, and retirement plan; an annual cash bonus, 50% of which may be taken in the Company's common stock at the election of Messrs. Flechner and Webb; and equity grants pursuant to the Company's incentive stock option plan and restricted stock plan. The term of the employment agreements is five years. On October 1, l997 the Employment Agreements were amended ("Amendment") in conjunction with accrued salaries. Messrs. Flechner and Webb had agreed to defer demand of payment of their salaries in the amount of $402,500 for the period May l994 through September 30, l997, and then agreed with the Board of Directors to waive their claim for such salary in consideration of the receipt for 805,000 shares of common stock of the Company. These shares were subject to a risk of forfeiture pursuant to the terms of the Amendment. If Messrs. Flechner and Webb terminated their employment on or before June 30, l998, Messrs. Flechner and Webb would forfeit 785,000 shares of the common stock received. The Company had the right to elect to pay Messrs. Flechner and Webb cash for all their shares. Messrs. Flechner and Webb could elect to either accept cash in lieu of shares or to extend all time periods. The Company did not elect to pay cash in lieu of shares that were subject to the risk of forfeiture from May l998 to January 15, 2000. Messrs. Flechner and Webb agreed to extend the term for the risk of forfeiture for eighteen months pursuant to the Amendment, and agreed that Messrs. Flechner and Webb would each forfeit the 805,000 common shares if they terminated employment on or before January 15, 2000. Due to passage of time, non-payment by the Company, and continuation of employment, the risk of forfeiture was eliminated effective January 15, 2000. On December 31, 1999, Messrs. Flechner and Webb agreed to exchange of compensation with the Company. Pursuant to the Employment Agreement as amended since April 1996 and the letter agreement effective March 31, 1999, Messrs. Flechner and Webb have forgiven compensation of $77,000 and $132,000 and accepted shares of 144,090 and 258,089 for the reduced compensation of $28,000 and $48,000 respectively for the period October 1, 1997 through March 31, 1999. On April 12, 1999, Messrs. Flechner and Webb agreed to forgive their compensation for the period April 1999 through September 1999 but were entitled to $30,000 compensation for the period October 1, 1999 through December 31, 1999 respectively and to extend their employment agreement two years to April 2003. Messrs. Flechner and Webb have deferred demand for payment of compensation of $30,000 and agreed with the Company to waive their claim for such compensation in consideration for the receipt of 354,485 shares respectively. The shares shall also be subject to risk of forfeiture, and shall be forfeited if Messrs. Flechner and Webb terminate their employment with the Company prior to December 31, 2001. The Shares became non-forfeitable when the Company entered into a memo of understanding to acquire a development stage resource project or an operating (non-natural resource) business with annual revenues in excess of one million dollars, or received a financing of at least five hundred thousand dollars. On February 14, 2000, the risk of forfeiture provisions were removed on the shares issued in lieu of cash in the letter agreements of March 31, 1999 and December 31, 1999 by reason of the Company having entered into a memo of understanding for the acquisition of Loanmining.com, which was an operating business with annual revenues in excess of one million dollars. During 1999, the Company advanced $68,641 to Mr. Webb, which was secured by Company stock owned by Mr. Webb. As of December 31, 1999, the advances with interest have been charged to operations, and the Company has retained two shares of Company stock for each dollar advanced.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of September 8, 2000 with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, and by directors, nominees, and officers of the Company, and by officers and directors as a group.

                          Amount and Nature of
Name of Beneficial Owner  Beneficial Ownership (1)   Percent of Class (2)
CEDE & Co.
Box 20
Bowling Green Station
New York, NY 10004           2,521,827                     17.90%

Regina Mitchell
6031 So. Andes Circle
Aurora, Colorado 80016       2,291,200                     16.26%

Arnold P. Guttenberg
1777 S.Harrison, Suite 1110
Denver, Colorado 80110       1,002,400                      7.11%

BCD USA, INC.
12849 Milbank Street
Studio City, California
91604                        1,000,000 (4)                  7.09%

Stephen E. Flechner          1,391,575 (3)                  9.87%

W. Gene Webb                 1,502,574 (3)                 10.67%

Theodore E. Loud               117,000                      0.83%

All officers and directors as a
group (3 persons)            3,011,149 (5)                  21.37%

<F1>
(1)	Information with respect to beneficial ownership is based upon information furnished by the Company's transfer agent or by each shareholder contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to the shares shown.

<F2>
(2)	Based on 14,088,355 shares outstanding.  Where the persons listed on this table have the right to obtain additional shares of Common Stock within 60 days from September 8, 2000, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

<F3>
(3)	Includes 85,000 shares of Common Stock issuable upon exercises of presently exercisable options.

<F4>
(4)	Issued pursuant to a joint venture agreement.  The transaction was not consumated and the Company expects return of the shares.

<F5>
(5) Includes 170,000 shares of Common Stock issuable upon exercise of presently exercisable options.

Changes in Control

No arrangements are known to the Company, including any pledge by any person of securities of the Company, the operation of which may, at a subsequent date, result in a further change in control of the Company.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


In order to reduce its cash requirements during 1995, the Company negotiated with certain then-current and former directors and officers, related companies, and creditors to settle $354,250 of indebtedness and unpaid amounts through the issuance of Common Stock at an ascribed price of $3.00 per share to the following parties:

                     Indebtedness to        Ascribed Price   Number of
Creditor             be Settled by Shares   per Share        Shares
W.G. Ltd.1            $265,000               $3.00           88,333
DNG Capital Corp.2    $50,000                $3.00           16,667
Others                $39,250                $3.00           13,083
Total                 $354,250                              118,083

<F1>
1 A private company owned by William E. Grafham
<F2>
2 A private company owned by Nick DeMare.

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

During l994, the Company recorded $165,000 as due to officers relating to unpaid salaries to Messrs. Flechner and Webb. The officers originally agreed not to demand payment of this amount until January 2, 1996 (extended to January 2, 1998), at which time the indebtedness was to be either settled with cash, if available, or the issuance of shares of the Company. The amount remained outstanding at December 31, 1996. During 1995,1996 and l997, the Company recorded $220,000, $240,000 and 192,689, due $12,669 respectively, as due to the officers as salary compensation.

Effective September 30, l997, Messrs. Flechner and Webb each agreed to defer demand of payment of their salaries in the amount of $402,500 each for the period May 1994 through September 30, l997 and further agreed to accept
805,000 shares of common stock for their unpaid salaries pursuant to the terms of the amendment to the Employment Agreement. The Company recorded $4,668 and $8,001 as due to officers relating to unpaid salary to Messrs. Flechner and Webb respectively as of December 31, l997. Messr. Flechner notified the Company that he would be reducing his salary by fifty per cent for the period October 1, l997 through December 31, l998 due to other obligations that required part of his time. During l998 and l999, the Company recorded $180,000 and $240,000 respectively as due to officers relating to unpaid salaries to Messrs. Flechner and Webb. As of March 31, l999 Messrs. Flechner and Webb had unpaid salaries of $105,000 and $180,000 respectively for the preceding 18 months. Messrs. Flechner and Webb each agreed to reduce their salaries to $28,000 and $48,000 and to forgive the remainder of their salaries of $77,000 and $132,000 respectively for this time period. In addition Messrs. Flechner and Webb respectively agreed to accept 144,090 and
258,089 shares of common stock of the Company for these unpaid salaries.   On
April 12, l999, Messrs. Flechner and Webb each agreed to forgo their salaries of $60,000 for the period from April 1, l999 through September 30, l999. The Company agreed to loan up to $112,500 and $150,000 to Messrs. Flechner and Webb respectively in consideration of agreeing to continue employment, forgo salaries for the period April through September l999, forgo any and all cash bonus, per the Employment Agreement, for the period May l994 through March l999, resume salary accrual in October l999, accept shares for salaries for the period May l994 through March l999 on terms agreed, collateralize repayment of the 18 month loan on a two share for each dollar loaned, and to extend Employment Agreements for two years beyond its expiration date. As of December 31, l999 Messrs. Flechner and Webb each had accrued salaries of $30,000 for the period October through December, l999; in January 2000, Messrs. Flechner and Webb each deferred demand for payment during that period and agreed to accept 354,485 shares of common stock of the Company for respective unpaid salaries.

During 1995, the Company and Akiko Gold Resources Ltd. ("Akiko"), a company with a director in common, entered into a letter agreement to acquire mineral properties located in the San Simon region of Bolivia. The Company has a 46% interest in the property and is responsible for 50% of the project's funding requirements. As at December 31, 1996, accounts payable included $66,534 for costs paid on the Bolivia property by Akiko on behalf of the Company. See "Item 2. Properties".

PART IV

Item 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A)	The following documents are filed as part of this report:

1.	Financial Statements:

Report of Independent Accountants,
Consolidated Balance Sheets, (December 31, 1996,1997,1998 and 1999) Consolidated Statements of Operations, years ended December 31, 1996, 1997
  1998 and 1999
Consolidated Statements of Shareholders' Equity, years ended December 31,
  1996, 1997, 1998, 1999
Consolidated Statements of Cash Flows, December 31, 1996, 1997,1998 and 1999 Notes to Consolidated Financial Statements

2.	Financial Statements Schedules:

   All schedules have been omitted.
   All other schedules have been omitted because they are not required, are inapplicable, or the information is otherwise included in the financial statements or notes thereto.

3.	Exhibits:

   Regulation
   10-K Number	Exhibit

  	3.1	Articles of Incorporation, as amended (1)
			3.2	Bylaws (2)
			10.1	Tuina Agreement (3)
			10.2	Letter Agreement dated August 6, 1993 (4)
			10.3	Baja Gold Inc., Loan Documents (5)
			10.4	W. Gene Webb Employment Agreement (6)
			10.5	Stephen E. Flechner Employment Agreement (6)

	 	10.6	Amended Employment Agreements (Stephen E. Flechner and W.
        Gene	Webb) (7)

   10.7 Transferred Tintic Utah Properties to Xeres Tintic, LLC and Loan from Quest Ventures Ltd. Of Vancouver, B.C. (8)

			10.8	Exchange Agreement of March 8, 2000 for acquisition of
        Loanmining.com (9).

			21.0	List of Subsidiaries
			27.0	Financial Data Schedule

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

(7)	Incorporated by reference to the Exhibits to North Lily's form 8-K dated
October 2, l997.

(8)	Incorporated by reference to the Exhibits to North Lily's form 8-K dated
July 13, l999.

(9)	Incorporated by reference to the Exhibits to North Lily's Form 8-K dated
April 7, 2000.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report(10k for 1997) has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


September 27, 2000	  By:	/s/ Stephen E. Flechner
                          		 --------------------
                             Stephen E. Flechner
		                           Chief Executive Officer, President,
                             Principal Financial Officer and Director


September 27, 2000	  By:	/s/ W. Gene Webb
		                           -----------------
                             W. Gene Webb
		                           Executive Vice-President, Corporate
                             Secretary andPrincipal Financial and Accounting Officer


September 27, 2000	  By:	/s/ Theodore E. Loud
		                           -----------------
                             Theodore E. Loud
		                           Director

Exhibit 21.0


List Of Subsidiaries


Minera Northern Resources S.A. ("Northern"), a Chilean limited liability company, 100% (inactive).

Tenhard Resources, Inc., a Montana corporation, 100% (inactive).

Compania Minera Phoenix S.A., ("Phoenix") (formerly Compania Minera San Martin S.A.), a Chilean limited liability company, 41% owned by Northern (active 1997, inactive 1998 and 1999).

Minera San Lorenzo Limitada ("San Lorenzo"), a Chilean limited liability company, 50% owned by Northern (inactive).

Xeres Tintic LLC, a Utah limited liability company, owned 91.5% by North Lily.

Doc. 104713
	- 36 -

Doc. 104713
	- 38 -
Doc. 104713