Form 10KSB
period 1999-12-31
NORTH LILY MINING CO
filed 2000-09-27
CIK 72655

INDEX
Final REVISION
	FORM 1O-KSB

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:  December 31, 1999
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

(9)	Incorporated by reference to the Exhibits to North Lily's Form 8-K dated
April 7, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report(10K for 1999) has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


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