Form 10QSB
period 2000-03-31
NORTH LILY MINING CO
filed 2000-10-11
CIK 72655

For the quarterly period ended  March 31, 2000


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE


U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                               0-16740
                               -------
                       (Commission File Number)


                       NORTH LILY MINING COMPANY
                       -------------------------
       (Exact name of registration as specified in its charter)



                Utah                         87-0159350
              --------                     --------------
     (State of Incorporation)     (IRS  Employer Identification No.)


 Suite 120, 1800 Glenarm Place,  Denver, Colorado           80202
--------------------------------------------------         --------
(Address of principal executive offices)                  (ZIP Code)



                              (303) 294-0427
                        --------------------------
             (Registrant's telephone number, including area code)

                                   N/A
                                 -------
      (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes                   No X
                   ---                  ---

As of September 8, 2000 Registrant had 14,088,355 shares of common stock, $0.10 par value.

Transitional Small Business Disclosure Format (check one):

                Yes                   No X
                   ---                  ---


NORTH LILY MINING COMPANY
FORM 10-QSB
FOR THE QUARTER ENDED March 31, 2000



INDEX

PART I.   FINANCIAL INFORMATION:

          Item 1. - Condensed Consolidated Balance Sheets-
                    March 31, 2000 and December 31, 1999                   3

                  - Condensed Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 2000 and 1999             4

                  - Condensed Consolidated Statements of Operations -
                    Three Months Ended March 31, 2000 and 1999             5

                  - Notes to Condensed Consolidated Financial Statements   6

          Item 2. - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          7

PART II.  Other Information:

          Item 6. - Exhibits and Reports on Form 8-K                       9

                    Signature                                             10





NORTH LILY MINING COMPANY AND SUBSIDIARIES
CONDENSED
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                      DEC. 31, 1999      MARCH 31, 2000
                                                          (UNAUDITED)
ASSETS

  CURRENT ASSETS
    Cash                                 $26,378              $26,395
    Marketable securities                  6,086                6,086
    Accounts and note receivable          12,500               26,473
    Other                                  6,966                6,966
                                         ---------           ----------
        Total Current Assets              51,930               65,920

  PROPERTY AND EQUIPMENT, NET             30,376               29,761
  LAND                                  1,237,652            1,037,226
  RECLAMATION BOND                       200,553              202,653
  ADVANCE TO LOANMINING.COM                 -                  50,000
  INVESTMENT IN LOANMINING.COM              -                  53,207
  OTHER                                   12,500               20,500
                                        -----------          ----------
                                        $1,533,011           $1,459,267
                                        ===========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Notes payable-bank                    $2,954               $2,947
     Accounts payable                     226,027              246,101
     Reclamation liabilities              180,059              180,059
     Convertible notes                       -                 220,000
                                          ---------           ----------
        Total Current Liabilities         409,040              649,107

  Due to officers                         136,015               28,000
  Accounts payable in stock               261,835              261,835
                                         ----------           ----------
        Total Liabilities                 806,890              938,942
                                         ----------           ----------

  MINORITY INTEREST IN LLC                362,410              161,984
                                         ----------           ----------

  STOCKHOLDERS' EQUITY
     Common stock, $0.10 par value;
     authorized 30,000,000 shares;
     issued and outstanding 5,002,122
     shares                               500,212              611,327

     Additional paid-in capital          52,382,692           52,407,591
     Accumulated deficit                (52,519,193)         (52,660,577)
                                        -----------          -----------
                                          363,711              358,341
                                        -----------          -----------
         Total Liabilities and Equity   $1,533,011           $1,459,267


The accompanying notes are an integral part of these consolidated financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                For the three months ended

                                               March 31, 1999    March 31, 2000
Revenue:                                           $  -            $  -
                                                   --------        --------
Operating expense:
   General and administrative expenses               74,314        106,312
   Silver City Project                               16,439         38,125
                                                   --------        --------
        Operating loss                              (90,753)      (144,437)

Other income (expenses)
   Interest income                                    901            2,100
   Unrealized loss on marketable securities         (2,430)            -
   Other, net                                       64,413            953
                                                   --------        ---------
   Net (loss)                                      $(27,869)       $(141,384)
                                                   ==========      =========

Net loss per common share-basic and diluted        $(0.03)         $(0.02)
                                                   ==========      =========

Weighted average common shares outstanding-        4,902,122       6,113,271
basic and diluted                                  ==========      =========



See accompanying notes to financial statements.


NORTH LILY MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                 Three Months Ended
                                          March 31, 1999       March 31, 2000
Cash flows from operating activities
  Net (loss)                                $(27,869)            $(141,384)
  Adjustments to reconcile net loss
  to net cash provided from (used for)
  operating activities
    Depreciation                               704                   615
    Unrealized loss on marketable
      securities                             2,430                    -
    Minority Interest                       10,463                    -
  Changes in assets and liabilities
    (Increase) in notes and
      advances receivable                      -                  (13,959)
    Increase in prepaid assets              (5,000)                   -
    Increase in accounts payable and
      accrued liabilities                   11,096                 20,059
    (Decrease) increase in due to
      officers                                 -                   28,000
    (Decrease) in reclamation
      liabilities, net                      (14,953)               (2,100)
    Other items                              81,087                   -
                                           ----------             ----------
    Net cash provided (used) operating
      activities                            57,958                 (108,769)
                                           ----------             ----------

  Cash flows from investing activities

      Advance to Loanmining.com                                     (50,000)
      Investments in subsidiary                -                    (53,207)
                                           ----------             -----------
     Net cash (used) in Investing
       activities                             -                    (103,207)
                                           -----------            ----------

  Cash flows from financing activities
     Repayment of short-term borrows       (11,050)                  (7)
     Proceeds from sale of convertible
       notes                                  -                    220,000
     Deferred financing costs                 -                     (8,000)
                                           -----------            ----------
     Net cash provided by financing
       activities                          (11,050)                211,993
                                           -----------            ----------

  Net increase in cash                     (46,908)                   17
  Cash, beginning of periods                23,495                  26,378
                                           -----------            ----------
  Cash and cash equivalents, end of year   $ 70,403               $ 26,395
                                           ===========            ==========

See accompanying notes to financial statements.


NORTH LILY MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Going Concern

During 1999 the Company incurred a net loss of $180,176 and at December 31, 1999 had a working capital deficiency of $357,110.

The Company has experienced substantial losses and has continually sold non-essential company assets to fund ongoing operations and property commitments. Management, in its efforts to ensure maximum fund availability, has reduced Company operating costs and has deferred payment of fees for their services. The Company believes it held properties with the greatest value. The Company's current focus on the businesses related to its recent acquisition of Loanmining.com, Inc. also requires financing for website developement and advertising. There is no assurance that the Company will timely receive adequate financing to compete in the highly competitive mortgage and related Internet areas.

The Company requires funds for its future operations. Funding is traditionally provided to corporations by way of funds from ongoing company operations, funds from the issuance of company debt intstruments, funds from company equity issues, and funds from the sale of company assets.

Dropping the Tuina mine, and continuing reclamation work at the Silver City Tintic Project, the Company does not have ongoing operations from which funds can be accumulated. With the Company's present asset base, the Company is not able to generate funds from operations within the next two years at the minimum, except to the extent that a new project and financing may be acquired with Company stock or the sale of its Tintic, Utah land holdings, or profitability from its recently acquired Loanmining.com, Inc. operations.


Disclosures

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements reflect all adjustments, which are, in the preparation of interim period results, for the three-month period ended March 31, 2000, of a normal recurring nature. The operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that maybe expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements for the year ended December 31, 1999.


Due to Officers

During 2000, the Company accrued officers' salaries of $10,000 per month for each of its two officers. Through the date hereof, one officer received year 2000 advances pursuant to the Company's employment agreement with the officer, aggregating $41,500, which were deducted from his year 2000 salary accruals.
The other officer received advances in 1999 aggregating $68,641 which adavances were secured by 137,282 shares of the Company's common stock, owned by the officer. Those 1999 advances were deducted from that officers year 2000 salary accruals. Through the date hereof, that officer also received year 2000 advances pursuant to the Company's employment agreement with the officer aggregating $46,700, resulting in that officer owing the Company a net amount of $25,341, which is to be repaid in cash or by forfeiture of two company shares per dollar owed by the officer at year end.


PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company incurred a loss of $141,384 for the three-month period ended March 31, 2000, compared to a loss of $27,869 for the same period in 1999. There was no revenue and no cost of sales for the three-month period ending March 31, 2000. The Company does not anticipate any revenue over the next year from current operations except for the sale of Utah properties, and operations of Loanmining.com, Inc. acquired April 2000.

During the three-month period ended March 31, 2000, the Company incurred $106,312 in general and administration expenses, compared to $74,314 for the comparable period in 1999 due to reductions in officers' salaries in 1999.

At March 31, 2000, the Company had a working capital defiency of $583,187, an increase of $226,077 from its working capital deficiency of $357,110 at December 31, 1999.

On April 7, 2000, the Company completed performance of closing requirments for its acquisition of privately held Loanmining.com ("LMC") by issuing 5.83 million shares (the "Shares") of the Company's restricted common stock. The Shares are restricted securities pursuant to Rule 144, and the resale of the Shares is to be included in a Registration Statement by the Company after it updates its audits and reports to the Securities and Exchange Commission, subject to monthly sale restrictions for holdings by individual selling shareholders in excess of 200,000 shares. The recipients of the Shares were the stockholders of LMC, including its majority stockholder (Regina Mitchell), who received over 4 million of the Shares.

In consideration for the Shares, the Company acquired rights to the names Loanmining.Com and HomeLoan.com; rights to a team of mortgage brokers; telemarketers, processing and closing staff represented to be capable of equaling and then increasing the $1.4 million annual revenue rate produced at LMC in 1999 prior to establishing a preliminary Internet and the business model implementation plan for LMC as both a traditional "brick and mortar" operation as well as a highly automated Internet mortgage banker focused on the sub-prime mortgage niche. Substantial funding will be required to compete for mortgage lending business on the Internet, which already is populated by competitors of several types, some of whom already have substantial financing and market penetration.

In conjunction with this acquistion, the Company has closed on private placement financing of $245,000 in exchange for 7% Convertible Notes and Warrants. All but $25,000 of these financing proceeds were received in the first quarter of 2000. The Notes are due in periods of six to nine months from date of issuance and are repayable or convertible into Common Stock of the Company at $0.20 per share (except for $25,000 at $0.50 per share). Warrants for the purchase of an aggregate 1,400,000 shares were issued as part of the sale of the Notes and are exercisable at $5 and $7.50 during years one and two, respectively, and expire at various dates from February 2002 to April 2002. The Company utilitzed $63,000 of the proceeds to finance stock redemption and releases from dissident stock-holders of Loanmining.com.

In April 2000, the Company acquired ownership of Mortgage Partners Home Funding for LMC in condsideration of 170,000 Company shares and $25,000 in promissory notes. The notes are past due and the Company has been in discussions concerning the extension of the notes or the conversion of the notes into common stock. On May 1, 2000, the Company did a private placement of 130,000 common shares of the Company's stock for $40,000. The shares are restricted Securities pursuant to Rule 144 and are to be included in a Registration Statement by the Company. In June 2000, the Company issued one million shares of stock in consideration for a joint venture providing commercial lending business and facilitation arrangements for LMC and $125,000 in capital; the transaction was not consummated and the Company expects return of the shares.

On July 25, 2000, the Company entered into a letter of intent to be aquired by Captain's Management for ten shares of Captains for every 14.5 shares of NLMC when Captains is registered and trading on a stock exchange. Captains agreed to provide $360,000. The Company agreed to pledge a portion of its Utah properties to secure related financing to be obtained by Captain's. In addition, Captain's is to provide website development and marketing for LMC at Captain's expense. Captain's is engaged in developing vertical market applications, virtual inventory systems, and a public interactive dynamic display network (in airports, music stores, movie theatres, shopping centres, and other high public traffic locations) with its affiliate Touchvision for building and managing interactive systems.

In August and September 2000, $40,000 of the Convertible Notes was redeemed by an investor for 200,000 shares of the Company's common stock pursuant to the conversion rights provided in the Note described above. In August 2000, the Company's land holding company, Xeres Tintic, LLC, sold a parcel (approximately 250 acres) of land in Juab County, Utah for $56,000 which netted the Company $48,144.


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

In March 2000, the Utah division of Oil, Gas and mining (DOGM) and Department of Water Quality (DWQ) each sent Notices to the Company addressing similar issues. The Notices alleged failure to timely comply with Utah environmental laws and regulations, violations of notices and orders thereunder, and violation of the Company's Groundwater Discharge Permit, all in relation to the Company's reclamation/closure obligations for it's small former heapleach tailing recovery
project in Silver City, Utah (the Tintic Project).   The Company timely
responded, contested the allegations, submitted requested submissions, undertook certain reclamation actions, and requested a hearing. By Stipulation and Consent Order dated July 25, 2000 DOGM dismissed their charges against the Company, and the Company agreed to perform ongoing reclamation/closure activities. DWQ concurred with the reclamation/closure schedule and terms in the Stipulation, but has not finally resolved its Notice (including its right to seek substantial daily civil penalties for violations). The Company's reclamation bond for the Tintic Project was recently increased by agreement with DOGM and concurrence by DWQ to over $190,000. The Company is confident that the bond (if forfeited as a result of non-performance under the Stipulation) would cover the remaining reclamation and closure costs (including civil penalty if any) of the Tintic Project.

In late 1998, a complaint was filed against the Company in the Fourth District Court, Juab County, State of Utah,, alleging breach of a special warranty deed, breach of a terminated mining lease, and most recently attacking validity of the Company's royalty and land development interests retained in properties acquired by plaintiffs. The Company eliminated the primary basis for the alleged breach of warranty during 1999, and believes the plaintiffs are not entitled to assert claims under the deed and mining lease to which they are not parties. The Company and its counsel believe the claims are without merit, will continue to defend vigorously, and do not believe there is any likelihood of a material loss.

Item 2.   Changes in Securities

          During the quarter ended March 31, 2000, the Company's two officers become entitled to 1,111,149 shares of common stock of the Company in lieu of cash compensation pursuant to employment agreements. The shares were issued in June, 2000.

Item 5.   Other Information

          On December 31, 1998 the Company transferred Tintic, Utah properties to its land holding company, Xeres Tintic LLC. Effective January 31, 2000, the Company increased its ownership in the LLC to 91.5%. The Company manages the LLC and is entitled to a total of 95 to 96.5% of LLC proceeds.

Item 6.   Exhibits and Reports on Form 8-k

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



North Lily Mining Company

By: /s/ W. Gene Webb
  ------------------
  W. Gene Webb, Executive Vice President
  October 10, 2000