Form 10-Q
period 2000-09-30
NORTH LILY MINING CO
filed 2000-10-24
CIK 72655

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
    EXCHANGE ACT


                             0-16740
                             -------
                     (Commission File Number)


                    NORTH LILY MINING COMPANY
                    -------------------------
       (Exact name of registrant as specified in its charter)


       Utah                             87-0159350
       -----                           ------------
(State of Incorporation)      (IRS Employer Identification No.)


        Suite 210, 1800 Glenarm Place, Denver, Colorado  80202
        ------------------------------------------------------
        (Address of principal executive officer, Zip Code included)


                            (303) 294-0427
                            --------------
          (Registrant's telephone number, including area code)


                                 N/A
                          ------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes X                  No
                  ---                   ---

As of September 8, 2000 Registrant had 14,088,355 shares of common stock, $0.10 par value.

Transitional Small Business Disclosure Format (check one):

               Yes                    No X
                  ---                   ---

NORTH LILY MINING COMPANY
FORM 10-QSB
FOR THE SIX MONTHS ENDED JUNE 30, 2000


INDEX

PART I.  FINANCIAL INFORMATION:

         Item 1. - Condensed Consolidated Balance Sheets-
                   June 30, 2000 and December 31, 1999                   3

                 - Condensed Consolidated Statements of Operations -
                   Six Months Ended June 30, 2000 and 1999 and three
                   months ended June 30, 2000 and 1999                   4

                 - Condensed Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 2000 and 1999               5

                 - Notes to Condensed Consolidated Financial Statements  7

         Item 2. - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         8

PART II. Other Information:

         Item 6. - Exhibits and Reports on Form 8-K                     10

              Signature                                                 11



NORTH LILY MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                       DEC. 31, 1999        JUNE 30, 2000
                                                             (Unaudited)
ASSETS

CURRENT ASSETS
 Cash                                  $  26,378            $  15,235
 Marketable Securities                     6,086                4,084
 Accounts and note receivable             12,500               27,836
 Other                                     6,966               22,084
                                       -------------        -------------
    Total Current Assets                  51,930               69,239

Property and equipment, net               30,376               69,460
Land                                   1,237,652            1,037,226
Reclamation bond                         200,553              204,853
Goodwill                                   -                  530,135
Other                                     12,500               28,720
                                       -------------        -------------
    Total Assets                       $ 1,533,011          $ 1,939,633


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Overdraft-bank                              2,954              177,110
 Accounts payable                          226,027              396,205
 Line of credit                              -                   11,532
 Notes payable                               -                   88,042
 Reclamation liabilities                   180,059              180,059
 Convertible notes                           -                  245,000
                                       -------------        -------------
   Total Current Liabilities               409,040            1,097,948

Due to officers                            136,015               62,500
Accounts payable in stock                  261,835                  -
                                       -------------        -------------
   Total Liabilities                       806,890            1,160,448
                                       -------------        -------------
Minority Interest in LLC                   362,410              161,984

Stockholders' Equity
 Common stock, $0.10 par value;
 authorized 30,000,000 shares;
 issued and outstanding;
    5,002,122 (December 31, 1999)
   12,931,271 shares (June 30, 2000)       500,212            1,408,387
 Additional paid-in capital             52,382,692           52,644,366
 Common stock subscribed                     -                (125,000)
 Accumulated deficit                   (52,519,193)         (53,310,552)
                                       -------------        -------------
   Total Liabilities and Equity            363,711              617,201
                                       -------------        -------------
                                       $ 1,533,011          $ 1,939,633
                                       =============        =============

See accompanying notes to financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                  For Six Months Ended
                                            June 30, 1999        June 30, 2000

Revenue
   Mortagae brokerage revenues             $      -              $ 135,886
   Land sales                                 22,659                 -
                                           ---------------       -------------
      Total revenues                          22,659               135,886

Cost of sales
   Cost of mortgage brokerage                     -                 91,887
   Cost of land sales                          6,890                 -
                                           ---------------       -------------
Net Profit                                    15,769                43,999

Operating Expenses
   General and administrative expenses       128,440               597,822
   Silver City Project                        17,380                62,943
                                           ---------------       -------------
      Operating (Loss)                      (130,051)             (616,766)
                                           ---------------       -------------

Other income (expense)
   Interest income                              901                  6,253
   Interest expense                               -                 (5,950)
   Amortization of goodwill                       -               (173,847)
   Unrealized loss on marketable securities    (4,092)              (2,002)
   Other, net                                  64,413                  953
                                           ----------------      -------------
                                               61,222             (174,593)
                                           ----------------      -------------
Net (loss)                                  $ (68,829)           $ (791,359)
                                           ================      =============
Net (loss) per common share-basic and
   diluted                                  $  (0.01)             $  (0.08)
                                           ================      =============
Weighted average common shares
   outstanding-basic and diluted             4,902,122             9,380,904
                                           ================      =============

See accompanying notes to financial statements.


NORTH LILY MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                  For Three Months Ended
                                            June 30, 1999        June 30, 2000

Revenue
   Mortagae brokerage revenues             $      -              $ 135,886
   Land sales                                 22,659                 -
                                           ---------------       -------------
      Total revenues                          22,659               135,886

Cost of sales
   Cost of mortgage brokerage                     -                 91,887
   Cost of land sales                          6,890                 -
                                           ---------------       -------------
Net Profit                                    15,769                43,999

Operating Expenses
   General and administrative expenses        54,126               491,510
   Silver City Project                           941                24,818
                                           ---------------       -------------
      Operating (Loss)                       (39,298)             (472,329)
                                           ---------------       -------------

Other income (expense)
   Interest income                                -                  4,153
   Interest expense                               -                 (5,950)
   Amortization of goodwill                       -               (173,847)
   Unrealized loss on marketable securities    (1,662)              (2,002)
                                           ----------------      -------------
                                               (1,662)             (177,646)
                                           ----------------      -------------
Net (loss)                                  $ (40,960)           $ (649,975)
                                           ================      =============
Net (loss) per common share-basic and
   diluted                                  $  (0.01)             $  (0.05)
                                           ================      =============
Weighted average common shares
   outstanding-basic and diluted             4,902,122            12,648,538
                                           ================      =============

See accompanying notes to financial statements.



NORTH LILY MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                    For Six Months Ended
                                           June 30, 1999           June 30, 2000

Cash flows from operating activities
   Net (loss)                                $  (68,829)            $  (791,359)
   Adjustments to reconcile net loss to
     net cash provided from (used for)
     operating activities:
       Depreciation and amortization              1,409                 179,255
       Unrealized loss on marketable
         securities                               4,092                   2,002
       Minority Interest                         10,463                     -
   Changes in assets and liabilities
     (Increase) in notes and advances
       receivable                                   -                   (15,336)
     (Increase) in prepaid assets                (5,000)                    -
     Increase in accounts payable and
       accrued liabilities                       19,410                 276,439
     Increase in due to officers                  1,123                  62,500
     (Decrease) in reclamation liabilities,
       net                                      (14,953)                 (4,300)
   Net assets of subsidiaries acquired              -                   (62,954)
   Other items                                   81,089                   2,197
                                             -------------         ------------
        Net cash provided (used) in
          operating activities                   28,804                (261,556)
                                             -------------         ------------

Cash flows from investing activities
   Proceeds from sale of land                    4,001                      -
   Investment in Loanming.com                       -                   (53,207)
                                             -------------         ------------
        Net Cash (used) in Investing
           Activities                            4,001                  (53,207)
                                             -------------         ------------

Cash flows from financing activities
   Proceeds from short-term borrowings          99,047                  26,620
   Proceeds from sale of common stock               -                  40,000
   Proceeds from sale of convertible notes          -                 245,000
   Deferred financing costs                         -                  (8,000)
                                             -------------         ------------
        Net cash provided by financing
            Activities                          99,047                303,620
                                             -------------         ------------
Net increase (decrease) in cash                131,852                (11,143)

Cash, beginning of periods                      23,495                 26,378
                                             -------------         ------------
Cash and cash equivalents, end of period     $  155,347                15,235
                                             =============         ============

See accompanying notes to financial statements.






NORTH LILY MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

During 1999 the Company incurred a net loss of $187,176 and at December 31, 1999 had a working capital deficiency of $357,110. Effective April 7, 2000, the Company acquired and commenced to consolidate results of operations of Loanmining.com, Inc. ("LMC"); see discussion below.

The Company has experienced substantial losses and has continually sold non-essential company assets to fund ongoing operations and property commitments. Management, in its efforts to ensure maximum fund availability, had reduced Company operating costs and deferred payment of fees for their services. The Company believes it held properties with the greatest value. The Company's current focus on the business related to its recent acquisition of LMC has contributed to increased G&A expenses, and requires additional financing for website development and advertising. There is no assurance that the Company will timely receive adequate financing to compete in the highly competitive mortgage and related Internet arenas.

The Company requires funds for its future operations. Funding is traditionally provided to corporations by way of funds from ongoing company operations, funds from the issuance of company debt instruments, funds from company equity issues, and funds from the sale of company assets.

Dropping the Tuina mine, and continuing reclamation work at the Silver City Tintic Project, the Company does not have ongoing operations from which funds are being accumulated. With the Company's present asset base, the Company is not able to generate funds from operations within the next two years at the minimum, except to the extent that a new project and financing may be acquired with Company stock or the sale of its Tintic, Utah land holdings, or profitability from its recently acquired LMC operations.


Disclosures

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements reflect all adjustments, which are, in the preparation of interim period results, for the six-month period ended June 30, 2000 of a normal recurring nature. The operating results for the six-month period ended June 30, 2000 include the acquisition effective April 7, 2000 of Loanmining.Com, Inc ("LMC") and are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the operating loss and expenses discussed below and the consolidated financial statements for the year ended December 31, 1999.



Due to Officers
---------------

During 2000, the Company accrued officers' salaries of $10,000 per month for each of its two officers. Through the date hereof, one officer received year 2000 advances pursuant to the Company's employment agreement with the officer, aggregating $41,500, which were deducted from his year 2000 salary accruals.
The other officer received advances in 1999 aggregating $68,641, which advances were secured by 137,282 shares of the Company's common stock, owned by the officer. Those 1999 advances were deducted from that officer's year 2000 salary accruals. Through the date hereof, that officer also received year 2000 advances pursuant to the Company's employment agreement with the officer aggregating $46,700, resulting in that officer owing the Company a net amount of $25,341, which is to be repaid in cash or by forfeiture of two company shares per dollar owed by the officer at year end.



PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company incurred a loss of $791,359 for the six-month period ended June 30, 2000, compared to a loss of $68,829 for the same period in 1999. There was $135,886 of revenue and $91,887 cost of sales for the six-month period ending June 30, 2000, compared to $22,659 of revenue and $6,890 of cost of land sales in the same period in 1999. The increased income and substantial increased losses were both due to the acquisition of LMC and to its unsuccessful expanison program in the quarter ended June 30, 2000. That program has been reversed and is being replaced with a more cost efficient approach. The Company anticipates revenue over the next year only from the sale of Utah properties and the prospective operations of LMC (which was acquired April 7, 2000).
During the next year, the cost of operations could exceed revenues.

During the six-month period ended June 30, 2000, the Company incurred $597,822 in general and administration expenses, compared to $128,440 for the comparable period in 1999 due to reductions in officers' salaries in 1999 and due to substantial G&A expenses associated with the expansion program at LMC in the second quarter of 2000.

For the two-month period ended June 30, 2000, the Company lost $649,975 and incurred G & A of $491,510, compared to a loss of $40,960 and G & A expense of $54,126, due to the substantial expenses associated with LMC expansion operations in the second quarter of 2000.

At June 30, 2000, the Company had a working capital defiency of $1,028,709, an increase of $671,599 from its working capital deficiency of $357,110 at December 31, 1999 due to the acquistion of LMC. The costly LMC expansion is being re-organized in conjunction with anticipated financial and technical support from the Captain's Management transaction discussed below.

On April 7, 2000, the Company completed performance of closing requirements for its acquisition of privately held Loanmining.com ("LCM") by issuing 5.83 million shares (the "Shares") of the Company's restricted common stock. The Shares are restricted securities pursuant to Rule 144, and the resale of the Shares is to be included in a Registration Statement by the Company after it updates its audits and reports to the Securities and Exchange Commission, subject to monthly sale restrictions for holdings by individual selling shareholders in excess of 200,000 shares. The recipients of the Shares were the stockholders of LMC, including its majority stockholder (Regina Mitchell), who received over 4 million of the Shares.

In consideration for the Shares, the Company acquired rights to the names Loanmining.com and HomeLoan.com; rights to a team of mortgage brokers, website, telemarketers, processing and closing staff represented to be capable of equaling and then increasing the $1.4 million annual revenue rate produced at LMC in 1999 prior to establishing a preliminary Internet presence; and the business model implementation plan for LMC as both a traditional "brick and mortar" operation as well as a highly automated Internet mortgage banker focused on the sub-prime mortgage niche. Substantial funding will be required to compete for mortgage lending business on the Internet, which already is populated by competitors of several types, some of whom already have substantial financing and market penetration. Substantial financing was arranged but not actually consumated for LMC during the second quarter and resulted in substantially increased G&A, with much less than corresponding increase in revenue to date.

In conjunction with this acquisition, the Company closed on private placement financing of $245,000 in exchange for 7% Convertible Notes and Warrants. All but $25,000 of these financing proceeds was received in the first quarter of 2000. The Notes are due in periods of six to nine months from the date of issuance and are repayable or convertible into Common Stock of the Company at $0.20 per share (except for $25,000 at $0.50 per share). Warrants for the purchase of an aggregate 1,400,000 shares were issued as part of the sale of the Notes and are exercisable at $5 and $7.50 during years one and two, respectively, and expire at various dates from February 2002 to April 2002. The Company utilized $63,000 of the proceeds to finance stock redemption and releases from dissident stockholders of LMC. The balance of the funding was utilized for existing obligations, and to commence development of LMC's operations in anticipation of further funding, which has not yet transpired. (See Item 2. Changes in Securities below for conversion of Notes.)

In April 2000, the Company acquired ownership of Mortgage Partners Home Funding for LMC in consideration of 170,000 Company shares and $25,000 in promissory notes. The notes are past due, and the Company has agreed to conversion of the notes into common stock. On May 1, 2000, the Company did a private placement of 130,000 common shares of the Company's stock for $40,000. The shares are restricted Securities pursuant to Rule 144 and are to be included in a Registration Statement by the Company. In June 2000, the Company issued one million shares of stock in consideration for a joint venture providing commercial lending business and facilitation arrangements for LMC and $125,000 in capital; the transaction was not consummated and the Company is seeking return of the shares (and has accordingly reflected them in the financial statements).

In August 2000, the Company's land holding company, Xeres Tintic, LLC, sold a parcel (approximately 250 acres) of land in Juab County, Utah for $56,000 which netted the Company $48,144.

On October 16, 2000 the Company and Captain's Management Corporation, Inc. announced completion of agreement for Captain's acquisition of the Company (including LMC) for ten shares of Captains for every 14.5 shares of the Company. The Captain's shares are to become registered with the SEC and trading on a stock exchange. The Company is to keep its shares publicly trading until Captain's Management completes registration and listing for trading of Captain's shares. Captains also agreed to provide a minimum of $360,000 of funding to the Company and LMC. The Company agreed to pledge a portion of its Utah properties to secure related financing to be obtained by Captain's. In addition, Captain's is to provide website development and marketing for LMC at Captain's expense. Captain's is engaged in developing vertical market applications, virtual inventory systems, and a public interactive dynamic display network (in airports, music stores, movie theatres, shopping centers, and other high public traffic locations) with its affiliate Touchvision for building and managing interactive systems.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In March 2000, the Utah division of Oil, Gas and mining (DOGM) and Department of Water Quality (DWQ) each sent Notices to the Company addressing similar issues. The Notices alleged failure to timely comply with Utah environmental laws and regulations, violations of notices and orders thereunder, and violation of the Company's Groundwater Discharge Permit all in relation to the Company's reclamation/closure obligations for it's small former heapleach tailing recovery project in Silver City, Utah (the Tintic Project). The Company timely responded, contested the allegations, submitted requested submissions, undertook certain reclamation actions, and requested a hearing. By Stipulation and Consent Order dated July 25, 2000 DOGM dismissed their charges against the Company, and the Company agreed to perform ongoing reclamation/closure activities. DWQ concurred with the reclamation/closure schedule and terms in the Stipulation, but has not finally resolved its Notice (including its right to seek substantial daily civil penalties for violations). The Company's reclamation bond for the Tintic Project was recently increased by agreement with DOGM and concurrence by DWQ to over $190,000. The Company is confident that the bond (if forfeited as a result of non-performance under the Stipulation) would cover the remaining reclamation and closure costs (including civil penalty if any) of the Tintic Project.

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

Item 2.  Changes in Securities

During the quarter ended March 31, 2000, the Company's two officers became entitled to 1,111,149 shares of common stock of the Company in lieu of cash compensation pursuant to employment agreements. The shares were issued in June 2000. During the quarter ended June 30, 2000, the Company agreed to issue an aggregate of 441,577 shares to employees and an outside director in lieu of cash compensation, fees and expenses. During the second quarter, the Company entered into a three year (terminable) consulting agreement in exchange for one million shares (of which 300,000 were issued during the quarter) for strategic business planning, M&A and financial analysis, and market communications. Since August 2000, $150,000 of the Company's convertible Notes were converted by an investor for 750,000 shares of the Company's common stock pursuant to the $0.20 per share conversion rights in the Notes described above.


Item 5.  Other Information

On December 31, 1998 the Company transferred Tintic, Utah properties to its land holding company, Xeres Tintic LLC. Effective January 31, 2000, the Company increased its ownership in the LLC to 91.55. The Company manages the LLC and is entitled to a total of 95 to 96.6% of LLC proceeds.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed with this report

     Regulation
     S-K Number     Exhibit
     ----------     -------
     27.1           Financial Data Sheet


(b)  Reports on Form 8-K:  none



Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


North Lily Mining Company

By: /s/ ________________
   W. Gene Webb, Executive Vice President
   October  ____,  2000