Form 10-Q/A
period 2000-06-30
NORTH LILY MINING CO
filed 2000-10-26
CIK 72655

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

NORTH LILY MINING COMPANY
FORM 10-QSB/A1
FOR THE SIX MONTHS ENDED JUNE 30, 2000


INDEX

PART I.  FINANCIAL INFORMATION:

         Item 1. - Condensed Consolidated Balance Sheets-
                   June 30, 2000 and December 31, 1999                   2

                 - Condensed Consolidated Statements of Operations -
                   Six Months Ended June 30, 2000 and 1999 and three
                   months ended June 30, 2000 and 1999                   3

                 - Condensed Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 2000 and 1999               5

                 - Notes to Condensed Consolidated Financial Statements  7

         Item 2. - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         8

PART II. Other Information:

         Item 6. - Exhibits and Reports on Form 8-K                     10

              Signature                                                 11



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

Stockholders' Equity
 Common stock, $0.10 par value;
 authorized 30,000,000 shares;
 issued and outstanding;
    5,002,122 (December 31, 1999)
   14,081,871 shares (June 30, 2000)       500,212            1,408,387
 Additional paid-in capital             52,382,692           52,644,366
 Common stock subscribed                     -                (125,000)
 Accumulated deficit                   (52,519,193)         (53,310,552)
                                       -------------        -------------
   Total Liabilities and Equity            363,711              617,201
                                       -------------        -------------
                                       $ 1,533,011          $ 1,939,633
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



NORTH LILY MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                    For Six Months Ended
                                           June 30, 1999           June 30, 2000

Cash flows from operating activities
   Net (loss)                                $  (68,829)            $  (791,359)
   Adjustments to reconcile net loss to
     net cash provided from (used for)
     operating activities:
       Depreciation and amortization              1,409                 179,255
       Unrealized loss on marketable
         securities                               4,092                   2,002
       Stock issued for services                    -                    90,000
       Minority Interest                         10,463                     -
   Changes in assets and liabilities
     (Increase) in notes and advances
       receivable                                   -                   (15,336)
     (Increase) in prepaid assets                (5,000)                    -
     Increase in accounts payable and
       accrued liabilities                       19,410                 276,439
     Increase in due to officers                  1,123                  62,500
     (Decrease) in reclamation liabilities,
       net                                      (14,953)                 (4,300)
   Net assets of subsidiaries acquired              -                   (62,954)
   Other items                                   81,089                   2,197
                                             -------------         ------------
        Net cash provided (used) in
          operating activities                   28,804                (261,556)
                                             -------------         ------------

Cash flows from investing activities
   Proceeds from sale of land                    4,001                      -
   Investment in Loanming.com                       -                   (53,207)
                                             -------------         ------------
        Net Cash (used) in Investing
           Activities                            4,001                  (53,207)
                                             -------------         ------------

Cash flows from financing activities
   Proceeds from short-term borrowings          99,047                  26,620
   Proceeds from sale of common stock               -                  40,000
   Proceeds from sale of convertible notes          -                 245,000
   Deferred financing costs                         -                  (8,000)
                                             -------------         ------------
        Net cash provided by financing
            Activities                          99,047                303,620
                                             -------------         ------------
Net increase (decrease) in cash                131,852                (11,143)

Cash, beginning of periods                      23,495                 26,378
                                             -------------         ------------
Cash and cash equivalents, end of period     $  155,347                15,235
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

For the three-month period ended June 30, 2000, the Company lost $649,975 and incurred G & A of $491,510, compared to a loss of $40,960 and G & A expense of $54,126, due to the substantial expenses associated with LMC expansion operations in the second quarter of 2000.

At June 30, 2000, the Company had a working capital deficiency of $1,028,709, an increase of $671,599 from its working capital deficiency of $357,110 at December 31, 1999 due to the acquisition of LMC. The costly LMC expansion is being re-organized in conjunction with anticipated financial and technical support from the Captain's Management transaction discussed below.

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


North Lily Mining Company

By: /s/ ________________
   W. Gene Webb, Executive Vice President
   October  25,  2000