Form 10QSB
period 2000-09-30
NORTH LILY MINING CO
filed 2000-12-04
CIK 72655

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                               ------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                                     0-16740
                             ----------------------
                            (Commission File Number)


                            North Lily Mining Company
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Utah                                             87-0159350
 ----------------------                       -------------------------------
(State of Incorporation)                     (IRS Employer Identification No.)



Suite 210, 1800 Glenarm Place, Denver, Colorado                  80202
------------------------------------------------                -------
    (Address of principal executive offices)                   (ZIP Code)

                                 (303) 294-0427
              (Registrant's telephone number, including area code)

                                       N/A
             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [X]         No    [ ]

As of September 30, 2000 Registrant had 14,283,871 shares of common stock, $0.10 par value.

Transitional Small Business Disclosure Format (check one):

               Yes [ ]         No    [X]

NORTH LILY MINING COMPANY
FORM 10-QSB
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


INDEX

PART I.  FINANCIAL INFORMATION:

         Item 1. - Condensed Consolidated Balance Sheets-
                   September 30, 2000 and December 31, 1999                    3

                 - Condensed Consolidated Statements of Operations -
                   Nine Months Ended September 30, 2000 and 1999 and three     4
                   months ended September 30, 2000 and 1999                    5

                 - Condensed Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 2000 and 1999               6

                 - Notes to Condensed Consolidated Financial Statements        7

         Item 2. - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               9

PART II. Other Information:

         Item 1. - Legal Proceedings                                          10

         Item 2. - Change in Securities                                       11

         Item 5. - Other Information                                          12

         Item 6. - Exhibits and Reports on Form 8-K                           12

              Signature                                                       13

                   NORTH LILY MINING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,       September 30,
                                                                                       1999                2000
                                                                                                        (Unaudited)
ASSETS

Current Assets
   Cash ........................................................................  $     26,378       $      9,148
   Marketable securities .......................................................         6,086              2,263
   Accounts and notes receivable ...............................................        12,500             28,736
   Other .......................................................................         6,966             19,209
                                                                                  ------------       ------------
       Total Current Assets ....................................................        51,930             59,356
Property and equipment, net ....................................................        30,376             65,701
Land ...........................................................................     1,237,652          1,006,986
Reclamation bond ...............................................................       200,553            191,500
Other ..........................................................................        12,500             14,845
                                                                                  ------------       ------------

                                                                                  $  1,533,011       $  1,792,723
                                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft ...............................................................  $      2,954       $    151,946
  Accounts payable .............................................................       226,027            643,310
  Line of credit ...............................................................          --               11,532
  Notes payable ................................................................          --               97,581
  Reclamation liabilities ......................................................       180,059            191,500
  Convertible notes ............................................................          --              205,000
                                                                                  ------------       ------------

         Total Current Liabilities .............................................       409,040          1,300,869

Due to officers ................................................................       136,015            116,500

Accounts payable in stock ......................................................       261,835            113,074
                                                                                  ------------       ------------

        Total Liabilities ......................................................       806,890          1,530,443
                                                                                  ------------       ------------

Minority Interest in LLC .......................................................       362,410            161,984
                                                                                  ------------       ------------

Stockholders' Equity
  Common stock, $0.10 par value; authorized 30,000,000 shares;
  issued and  outstanding - 5,002,122  (December 31, 1999) and
  14,283,871 shares (September 30,2000) ........................................       500,212          1,428,387
Addiional paid-in capital ......................................................    52,382,692         52,664,366
Common stock subscribed ........................................................          --             (125,000)
Accumulated (deficit) ..........................................................   (52,519,193)       (53,867,457)
                                                                                  ------------       ------------

        Total Stockholders' Equity .............................................       363,711            100,296
                                                                                  ------------       ------------

                                                                                  $  1,533,011       $  1,792,723
                                                                                  ============       ============

                  See accompanying notes to financial statements.

                   NORTH LILY MINING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                           For Nine Months
                                                                                Ended
                                                                            September 30,               September 30,
                                                                                1999                         2000
Revenue
  Mortgage brokerage revenues ..........................................   $       --                  $    318,577
  Land sales ...........................................................         50,659                      56,698
                                                                           ------------                ------------

      Total revenues ...................................................         50,659                     375,275
                                                                           ------------                ------------
Cost of sales
  Cost of mortgage brokerage ...........................................           --                       218,475
  Cost of land sales ...................................................         16,481                      31,257
                                                                           ------------                ------------
                                                                                 16,481                     249,732
                                                                           ------------                ------------
      Net profit .......................................................         34,178                     125,543

Operating expenses
  General and administrative expenses ..................................        229,926                   1,101,871
  Silver City Project ..................................................         33,208                     114,411
                                                                           ------------                ------------

      Operating (Loss) .................................................       (228,956)                 (1,090,739)
                                                                           ------------                ------------

Other income (expenses)
  Interest income ......................................................            901                       6,745
  Interest expense .....................................................           (597)                    (12,803)
  Amortization of goodwill .............................................           --                      (249,597)
  Unrealized loss on marketable securities .............................         (4,092)                     (3,823)
  Other, net ...........................................................         64,413                       1,953
                                                                           ------------                ------------

                                                                                 60,625                    (257,525)
                                                                           ------------                ------------

        Net (loss) .....................................................   $   (168,331)               $ (1,348,264)
                                                                           ============                ============

Net (loss) per common share-basic and diluted ..........................   $      (0.03)               $      (0.12)
                                                                           ============                ============

Weighted average common shares outstanding-
  basic and diluted ....................................................      4,902,122                  10,970,782
                                                                           ============                ============




                  See accompanying notes to financial statements.

                    NORTH LILY MINING COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                                           For Three Months
                                                                                 Ended
                                                                             September 30,                September 30,
                                                                                 1999                         2000
Revenue
  Mortgage brokerage revenues .........................................      $       --                  $    144,854
  Land sales ..........................................................            28,000                      56,698
                                                                             ------------                ------------

        Total revenues ................................................            28,000                     201,552
                                                                             ------------                ------------
Cost of sales
  Cost of mortgage brokerage ..........................................              --                       121,118
  Cost of land sales ..................................................             9,591                      31,257
                                                                             ------------                ------------
                                                                                    9,591                     152,375
                                                                             ------------                ------------
       Net profit .....................................................            18,409                      49,177

Operating expenses
  General and administrative expenses .................................           101,486                     470,682
  Silver City Project .................................................            15,828                      51,468
                                                                             ------------                ------------

       Operating (Loss) ...............................................           (98,905)                   (472,973)
                                                                             ------------                ------------

Other income (expenses)
  Interest income .....................................................              --                           492
  Interest expense ....................................................              (597)                     (6,853)
  Amortization of goodwill ............................................              --                       (75,750)
  Unrealized loss on marketable securities ............................              --                        (1,821)
                                                                             ------------                ------------

                                                                                     (597)                    (83,932)
                                                                             ------------                ------------

           Net (loss) .................................................      $    (99,502)               $   (556,905)
                                                                             ============                ============

Net (loss) per common share-basic and diluted .........................      $      (0.02)               $      (0.05)
                                                                             ============                ============

Weighted average common shares outstanding-
  basic and diluted ...................................................         4,902,122                  13,983,871
                                                                             ============                ============



                  See accompanying notes to financial statements.

                   NORTH LILY MINING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                For Nine Months
                                                                                     Ended
                                                                                 September 30,            September 30,
                                                                                     1999                     2000
Cash flows from operating activities
  Net (loss) ..............................................................      $  (168,331)             $(1,348,264)
  Adjustments to reconcile net loss to net cash provided
    from (used for) operating activities
    Depreciation and amortization .........................................            2,113                  259,759
    Unrealized loss on marketable securities ..............................            4,092                    3,823
    Stock issued for services .............................................             --                     90,000
    Minority Interest .....................................................            1,517                     --
  Changes in assets and liabilities
    (Increase) in notes and advances receivable ...........................             --                    (16,236)
    (Increase) in prepaid assets ..........................................           (5,000)                   6,521
    Increase in accounts payable and accrued liabilities ..................            5,265                  611,454
    Increase in due to officers ...........................................             --                    116,500
    (Decrease) in reclamation liabilities, net ............................          (14,953)                  20,494
  Net assets of subsidiaries acquired .....................................             --                    (62,954)
  Other items .............................................................           18,361                   42,666
                                                                                 -----------              -----------

     Net cash provided (used) in operating activities .....................         (156,s36)                (276,237)
                                                                                 -----------              -----------

Cash flows from investing activities
  Proceeds from sale of land ..............................................           24,827                     --
  Purchase of equipment ...................................................             --                       (945)
  Investment in Loanmining.com ............................................             --                    (53,207)
                                                                                 -----------              -----------

     Net cash provided (used) in investing activities .....................           24,827                  (54,152)
                                                                                 -----------              -----------

Cash flows from financing activities
  Proceeds from short-term borrowings, net ................................          243,467                   36,159
  Proceeds from sale of common stock ......................................             --                     40,000
  Proceeds from sale of convertible notes .................................             --                    245,000
  Deferred financing costs ................................................             --                     (8,000)
                                                                                 -----------              -----------

      Net cash provided by financing activities ...........................          243,467                  313,159
                                                                                 -----------              -----------

Net  increase (decrease) in cash ..........................................          111,358                  (17,230)

Cash, beginning of periods ................................................           23,495                   26,378
                                                                                 -----------              -----------
Cash, end of periods ......................................................      $   134,853              $     9,148
                                                                                 ===========              ===========


                  See accompanying notes to financial statements.

NORTH LILY MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

During 1999 the Company incurred a net loss of $180,176 and at December 31, 1999 had a working capital deficiency of $357,110. Effective April 7, 2000, the Company acquired and commenced to consolidate results of operations of Loanmining.com, Inc. ("LMC"), which to date has increased the Company's losses; see discussion below.

The Company has experienced substantial losses and has continually sold non-essential company assets to fund ongoing operations and property commitments. Management, in its efforts to ensure maximum fund availability, had reduced Company operating costs and deferred payment of fees for their services. The Company believes it held properties with the greatest value. The Company's current focus on the business related to its recent acquisition of LMC has contributed to increased G&A expenses, and requires additional financing for website development and advertising. The Company's letter of intent and subsequent acquisition agreement as currently being amended with Captain's
Management Corporation provides for such web development, advertising and certain funding, which have not yet been performed (see below). There is no assurance that the Company will timely receive adequate financing to compete in the highly competitive mortgage and related Internet arenas.

The Company requires funds for its future operations. Funding is traditionally provided to corporations by way of funds from ongoing company operations, funds from the issuance of company debt instruments, funds from company equity issues, and funds from the sale of company assets.

Dropping the Tuina mine, and continuing reclamation work at the Silver City Tintic Project, the Company does not have ongoing operations from which funds are being accumulated. With the Company's present asset base, the Company is not able to generate funds from operations, except to the extent that a new project and financing may be acquired with Company stock or the sale of its Tintic, Utah land holdings, or profitability from its recently acquired LMC operations. Should the Company be unable to realize on its business and assets and discharge its liabilities in the normal course of business, the Company may be unable to continue in operations, and the net realizable value of its assets may be materially less than recorded on the consolidated balance sheets.

Disclosures

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Item 310(b) Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements reflect all adjustments, which are, in the preparation of interim period results, for the nine-month period ended September 30, 2000 of a normal recurring nature. The operating results for the nine-month period ended September 30, 2000 include the acquisition effective April 7, 2000 of Loanmining.Com, Inc ("LMC") and are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the operating loss and expenses discussed below and the consolidated financial statements for the year ended December 31, 1999.

Due to Officers

During 2000, the Company accrued officers' salaries of $10,000 per month for each of its two officers. Through the date hereof, one officer received year 2000 advances pursuant to the Company's employment agreement with the officer, aggregating $41,500, which were deducted from his year 2000 salary accruals. The other officer received advances in 1999 aggregating $68,641, which advances were secured by 137,282 shares of the Company's common stock, owned by the officer. Those 1999 advances were deducted from that officer's year 2000 salary accruals. Through the date hereof, that officer also received year 2000 advances pursuant to the Company's employment agreement with the officer aggregating $52,700, resulting in that officer owing the Company a net amount of $31,341, which is to be repaid in cash or by forfeiture of two company shares per dollar owed by the officer at year end.

PART I.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company incurred a loss of $1,348,264 for the nine-month period ended September 30, 2000, compared to a loss of $168,331 for the same period in 1999. There was $375,275 of revenue and $249,732 cost of sales for the nine-month period ending September 30, 2000, compared to $50,659 of revenue and $16,481 of cost of land sales in the same period in 1999. The increased income and substantial increased losses were both due to the acquisition of LMC and to its unsuccessful expansion program. That program has been reversed and is being replaced with a more cost efficient approach. The Company anticipates revenue over the next year only from the sale of Utah properties and the prospective operations of LMC (which was acquired April 7, 2000). During the next year, the cost of operations could exceed revenues.

During the nine-month period ended September 30, 2000, the Company incurred $1,101,871 in general and administration expenses, compared to $229,926 for the comparable period in 1999 due to reductions in officers' salaries in 1999 and due to substantial G&A expenses associated with LMC in 2000.

For the three-month period ended September 30, 2000, the Company lost $556,905 and incurred G&A expenses of $470,682 compared to a loss of $99,502 and G & A expense of $101,486, for the comparable period in 1999 due to the substantial expenses associated with LMC operations in 2000.

At September 30, 2000, the Company had a working capital deficiency of $1,241,513, an increase of $884,403 from its working capital deficiency of $357,110 at December 31, 1999 due to the acquisition of LMC. The costly LMC expansion is being re-organized in conjunction with anticipated financial and technical support from the Captain's Management transaction discussed below.

On April 7, 2000, the Company completed performance of closing requirements for its acquisition of privately held Loanmining.com ("LCM") by issuing 5.83 million shares (the "Shares") of the Company's restricted common stock. The Shares are restricted securities pursuant to Rule 144,

In consideration for the Shares, the Company acquired rights to the names Loanmining.com and HomeLoan.com; rights to a team of mortgage brokers, website, telemarketers, processing and closing staff represented to be capable of equaling and then increasing the $1.4 million annual revenue rate produced at LMC in 1999 prior to establishing a preliminary Internet presence; and the business model implementation plan for LMC as both a traditional "brick and mortar" operation as well as a highly automated Internet mortgage banker focused on the sub-prime mortgage niche. Substantial funding will be required to compete for mortgage lending business on the Internet, which already is populated by competitors of several types, some of whom already have substantial financing and market penetration. Substantial financing was arranged but not actually consummated for LMC during the second and third quarters and resulted in substantially increased G&A, with much less than corresponding increase in revenue to date.

In conjunction with this acquisition, the Company closed on private placement financing of $245,000 in exchange for 7% Convertible Notes and Warrants. All but $25,000 of these financing proceeds was received in the first quarter of 2000. The Notes are due in periods of six to nine months from the date of issuance and are repayable or convertible into common stock of the Company at $0.20 per share (except for $25,000 at $0.50 per share). Since August 2000, $150,000 of these Notes were converted ($40,000 during the 3rd Quarter) by an investor for 750,000 (200,000 during the 3rd Quarter) shares of the Company's common stock. Warrants for the purchase of an aggregate 1,400,000 shares were issued as part of the sale of the Notes and are exercisable at $5 and $7.50 during years one and two, respectively, and expire at various dates from February 2002 to April 2002. The Company utilized $63,000 of the proceeds to finance stock redemption and releases from dissident stockholders of LMC. The balance of the funding was utilized for existing obligations, and to commence development of LMC's operations in anticipation of further funding, which has not yet transpired. (See Item 2. Changes in Securities below for conversion of Notes.)

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

In August 2000, the Company sold a parcel (approximately 250 acres) of land in Juab County, Utah for $56,000 which netted the Company $48,144. In October 2000, the Company's land holding Company, Xeres Tintic, LLC, sold a parcel (approximately 300 acres) of land in Utah County, Utah for $38,300.

On October 16, 2000 the Company and Captain's Management Corporation, Inc. announced completion of agreement for Captain's acquisition of the Company (including LMC) for ten shares of Captains for every 14.5 shares of the Company. The Captain's shares are to become registered with the SEC and trading on a stock exchange. The Company is to keep its shares publicly trading until Captain's Management completes registration and listing for trading of Captain's shares. Captains has now also agreed to provide a minimum of $440,000 of funding to the Company and LMC. The Company agreed to pledge a portion of its Utah properties to secure related financing to be obtained by Captain's. In addition, Captain's is to provide website development and marketing for LMC at Captain's expense. Captain's has not yet performed those undertakings, but advises the Company that it is currently arranging so to do. Captain's is engaged in developing vertical market applications, virtual inventory systems, and a public interactive dynamic display network (in airports, music stores, movie theatres, shopping centers, and other high public traffic locations) for building and managing interactive systems.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In March 2000, the Utah division of Oil, Gas and mining (DOGM) and Department of Water Quality (DWQ) each sent Notices to the Company addressing similar issues. The Notices alleged failure to timely comply with Utah environmental laws and regulations, violations of notices and orders thereunder, and violation of the Company's Groundwater Discharge Permit all in relation to the Company's reclamation/closure obligations for its small former heapleach tailing recovery project in Silver City, Utah (the Tintic Project). The Company timely responded, contested the allegations, submitted requested submissions, undertook certain reclamation actions, and requested a hearing. By Stipulation and Consent Order dated July 25, 2000 DOGM dismissed their charges against the Company, and the Company agreed to perform ongoing reclamation/closure activities. DWQ concurred with the reclamation/closure schedule and terms in the Stipulation, but has not finally resolved its Notice (including its right to seek substantial daily civil penalties for violations). The Company's reclamation bond for the Tintic Project was recently increased by agreement with DOGM and concurrence by DWQ to over $190,000. The Company has undertaken requisite reclamation work and is confident that the bond (if forfeited as a result of non-performance under the Stipulation) would cover the remaining reclamation and closure costs (including civil penalty if any) of the Tintic Project.

In late 1998, a complaint was filed against the Company in the Fourth District Court, Juab County, State of Utah, alleging breach of a special warranty deed, breach of a terminated mining lease, and most recently attacking validity of the Company's royalty and land development interests retained in properties acquired by plaintiffs. The Company eliminated the primary basis for the alleged breach of warranty during 1999, and believes the plaintiffs are not entitled to assert claims under the deed and mining lease to which they are not parties. A hearing is scheduled this month concerning certain pending motions. The Company and its counsel believe the claims are without merit, will continue to defend vigorously, and do not believe there is any likelihood of a material loss.

Item 2.  Changes in Securities

Recent Sales Of Unregistered Securities

In the second quarter of 2000, the Company issued 1,111,149 shares of restricted common stock to two employees, officers and directors of the Company in lieu of cash compensation pursuant to their employment agreements. These shares were issued pursuant to exemption from registration in accordance with Sections 3(b) and/or 4(2) of the Securities Act.

Also during the quarter ended June 30, 2000, the Company entered into a consulting agreement providing for the issuance of shares of common stock as compensation for the services performed. Pursuant to this agreement, in June 2000, the Company issued 300,000 shares of restricted common stock to the consultant pursuant to an exemption from registration under Section 4(2) of the Securities Act.

During the quarter ended September 30, 2000, the Company agreed to issue an aggregate 266,577 shares of restricted common stock to employees of the Company's Loanmining.com subsidiary and 100,000 shares of restricted common stock to a non-employee director in lieu of cash compensation, fees and repayment of advances. The exemptions relied upon for the issuance of these shares were Sections 3(b) and/or 4(2) of the Securities Act.

In April 2000, the Company issued 5,832,600 shares of restricted common stock to the nine former shareholders of Loanmining.com in consideration of all the outstanding shares of Loanmining.com. In connection with this transaction, the Company completed a private placement of 7% Convertible Promissory Notes and Common Stock Purchase Warrants to a limited number of purchasers for total consideration of $245,000. The terms of the Notes and Warrants are described above under "Part I. Financial Information-Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations". These securities were issued pursuant to one or more exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and 4(2) of the Securities Act. Since August 2000, one investor has converted $150,000 of Notes into 750.000 shares of common stock.

Also in April 2000, the Company agreed to acquire Mortgage Partners Home Funding for 170,000 shares of restricted common stock and promissory notes in the principal amount of $25,000. The notes are past due and the Company has agreed to convert the Notes into a total of 75,000 shares of common stock at the rate of $.33 per share. The exemption relied upon for the issuance of these securities was Section 4(2) of the Securities Act

In June 2000, the Company completed a private placement of 130,000 shares of restricted common stock to one purchaser for $40,000 pursuant to an exemption from registration under Section 4(2) of the Securities Act.

In June 2000, the Company issued 1,000,000 shares of restricted common stock to an entity in consideration for a joint venture providing commercial lending business and facilitation arrangements for Loanmining.com and $125,000 in capital. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The transaction was not completed and the Company is seeking the return of the 1,000,000 shares.

Item 5.  Other Information

On December 31, 1998 the Company transferred Tintic, Utah properties to its land holding company, Xeres Tintic LLC. Effective January 31, 2000, the Company increased its ownership in the LLC to 91.55 percent. The Company manages the LLC and is entitled to a total of 95 to 96.6% of LLC proceeds.

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


North Lily Mining Company

By: /s/ W. Gene Webb
    --------------------------------------
    W. Gene Webb, Executive Vice President

December 4,  2000